Form 10-K
period 2011-12-31
Highbridge Commodities FuturesAccess LLC
filed 2012-03-23
CIK 1534977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-54573

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	45-2608276
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center, 10TH.  Floor

250 Vesey Street

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

212-449-3517

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Liability Company Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☒

The Units of the limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 29, 2012 Units of limited liability company interest with an aggregate Net Asset Value of $13,830,755 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2011 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the period ended December 31, 2011, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

ANNUAL REPORT FOR 2011 ON FORM 10-K

PART I

Item 1:   Business

(a)           General Development of Business:

Highbridge Commodities FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on June 15, 2011 and commenced trading activities in November 2011.  The Fund invests substantially all of its assets through Highbridge Commodities FuturesAccess Master Fund Ltd. (the “Master Fund”), which has the same investment objective as the Fund.  The Fund engages in the speculative trading of commodities.

References to the Fund’s activities, expenses and portfolio herein include those of the Master Fund, unless the context requires otherwise.

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and manager (“Manager”) of the Fund, and the sponsor of the Master Fund.  MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“ML & Co.”).  ML & Co. is a wholly-owned subsidiary of Bank of America Corporation (“Bank of America”).  Bank of America and its affiliates are sometimes referred to herein as (“BAC”).

The Fund is part of the Merrill Lynch FuturesAccessSM Program (“FuturesAccess”), which has been sponsored and designed by MLAI to make available different managed futures and other commodity trading funds (the “FuturesAccess Funds”) to qualified investors.

Highbridge Capital Management, LLC (“HCM” or the “Trading Advisor”) is the trading advisor of the  Master Fund.  The Trading Advisor is registered under the Investment Advisers Act of 1940.  The trading program utilized by the Trading Advisor (the “Trading Program”) for the Master Fund attempts to provide a positive return on capital by pursuing trading strategies focused on commodity-related investments, primarily by investing in futures contracts, although the Trading Program may in the future increase the utilization of over-the-counter (“OTC”) derivatives such as forward contracts, as well as other instruments.

Two other “feeder funds,” Highbridge Commodities FuturesAccess Ltd, a Cayman Islands exempted company, and BA Highbridge Commodities Fund LLC, a Delaware limited liability company, also invest substantially all of their assets through the Master Fund.

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date will generally equal the net asset value of the Fund’s investment in the Master Fund as of such date, plus any other assets held by the Fund, minus Sponsor’s fees, organizational expense amortization and any operation costs and other liabilities of the Fund. The net asset value of the Fund’s investment in the Master Fund will reflect reduction (at the Master Fund level) for accrued brokerage commissions, management and performance fees, trading liabilities and operating costs and other liabilities of the Master Fund.  MLAI is authorized to make all net asset value determinations.

As of December 31, 2011, the Net Asset Value of the Fund was $17,499,262. As of December 31, 2011, the Net Asset Value per Unit was $0.9385 for Class A, $0.9370 for Class C, $0.9713 for Class D, $0.9392 for Class I, and $0.9409 for Class Z.

Since the Fund began trading activities, the highest month-end Net Asset Value per Unit for Class A was $0.9675 (November 30, 2011) and the lowest was $0.9385 (December 31, 2011).  The highest month-end Net Asset Value per Unit for Class C was $0.9667 (November 30, 2011) and the lowest was $0.9370 (December 31, 2011).  The highest month-end Net Asset Value per Unit for Class D was $0.9713 (December 31, 2011). The highest month-end Net Asset Value per Unit for Class I was $0.9678 (November 30, 2011) and the lowest was $0.9392 (December 31, 2011). The highest month-end Net Asset Value per Unit for Class Z was $0.9687 (November 30, 2011) and the lowest was $0.9409 (December 31, 2011).

(b)           Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)           Narrative Description of Business:

Advisory Agreement Term

The advisory agreement will continue in effect until October 1, 2013.  Thereafter, the advisory agreement will be automatically renewed for three successive one-year periods, on the same terms, unless terminated by either the Trading Advisor or the Master Fund upon notice to the other party no later than 90 days before the expiration of the then-current term. The advisory agreement may, however, be terminated at any time pursuant to any of the following: (i) in its discretion, MLAI may terminate the advisory agreement at the end of any month upon 30 days’ notice; (ii) the Trading Advisor may terminate the advisory agreement at any time the net assets of the Master Fund are less than $30 million; (iii) the Trading Advisor may terminate the advisory agreement as of any month-end following October 31, 2013 if the average net assets of the Master Fund over the immediately preceding six-month period as calculated at such month-end are less than $75 million; and (iv) the Master Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, may terminate the advisory agreement as a result of a material breach of the advisory agreement by the other party, after due notice and an opportunity to cure.  The advisory agreement will also terminate immediately if the Master Fund is terminated and dissolved as determined by MLAI.

Trading Advisor’s Trading Program

The Trading Program uses a proprietary quantitative economics-based model to estimate expected returns, manage risk and seek the optimal risk-return trade-off adjusted for estimated transaction costs.  The Trading Program employs factors based on economic principles and relationships that the Trading Advisor believes to be durable in commodities markets, including the impact of historical prices, the perceived relationships between and among various commodities and macroeconomic factors.  The Trading Program will attempt to generate profit from, among other things: commodities experiencing supply shock; commodity futures in backwardation, having prices lower than the cash price; and event anomalies, such as spread opportunities and unusual momentum or trending, rather than solely from trends in the commodities markets.  The Trading Program will emphasize risk management as a part of the investment process and seek to deploy a drawdown management process to dynamically decrease (or increase) the risk target as the portfolio decreases (or increases) in value.  The Trading Advisor will attempt to affect this strategy principally by trading in commodity-related futures contracts and options, including certain currencies whose returns may be correlated to those of commodities.  The underlying commodities may include, but are not limited to, soybeans, corn, soymeal, soybean oil, wheat, cotton, crude oil, natural gas, RBOB gasoline, heating oil, cocoa, coffee, sugar, gold, copper, silver, live cattle, lean hogs, feeder cattle, aluminum, lead, nickel, zinc and gas oil.  The Trading Program may include long and short positions and is generally expected to have a net long bias.  The Trading Program may also include trading forward contracts, swaps and other instruments but will not include securities unless otherwise determined by MLAI.

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2011 fiscal year.

Forward Contracts and Counterparties

Currently, the only forward contracts contemplated to be entered into by the Fund are currency forwards.  Merrill Lynch International Bank Ltd. (“MLIB”) is the only counterparty to these forward contracts.  MLIB is an affiliate of Bank of America.  In the future the Fund may enter into other types of forwards and/or use other counterparties.  The standard terms of forward contracts that may be entered into by the Fund would be the term, the currency, the exchange rate, the principal amount and, in some cases the definition of a “disruption event,” i.e., a contingency pricing and settlement mechanism if an event occurs that causes the unavailability of the relevant exchange rate.  Forwards are governed by International Swaps and Derivatives Association documentation, and, in some cases, also by EMTA, Inc. documentation.

Employees

The Fund has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used to buy Master Fund Units as well as pay its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit HCM to trade on a speculative basis in a wide range of different futures and forwards markets on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as more fully described below under “Cash Assets”.

Market Sectors

HCM applies its proprietary systems to a broadly-diversified portfolio of futures markets pursuant to the Trading Program.  The Trading Program may trade in the following markets:  CBOT, CME, CCE, EUREX, LME, LIFFE, IDEM, OSE, MX, MEFF, NYME, HKMEX, TOCOM, TSE, KCBT, MGEX, OMX, SGX, and may expand to include trading in other markets.

The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time, as well as over time.  The Fund has no policy restricting its relative commitment to any of these different types of markets.

Market Types

The Fund trades on a variety of United States and foreign futures exchanges.  Substantially all of the Fund’s off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

Many of the Fund’s currency trades are executed in the spot and forward foreign exchange (“F/X”) markets (the “F/X Markets”) where there are no direct execution costs.  Instead, the participants, banks and dealers in the FX Markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Fund.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse, as calculated by the clearinghouse, to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from a trader’s account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause a trader’s “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse likewise has “maintenance margin” requirements for member FCMs.  An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 5% to 25% of the Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could occasionally be substantially higher.  The Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

Custody of Assets

Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is the Fund’s futures clearing broker. MLPF&S is a BAC affiliate.  Certain of the Fund’s assets will be held in customer-segregated accounts at MLPF&S or its affiliates in cash or invested in Commodity Futures Trading Commission (“CFTC”) authorized investments for customer funds, including, without limitation, commercial paper, U.S. government and government agency securities, prime non-U.S. government securities, corporate notes and money market funds.  However certain of such assets are not required to be, and generally are not, held in customer segregated accounts.  For example, assets used as collateral for margin trading in the OTC forward markets, including assets held by MLIB as F/X prime broker and counterparty, are typically not segregated.

The bank accounts in which MLPF&S deposits Fund cash may be offset accounts, which are non-interest bearing demand deposit accounts maintained with banks unaffiliated with BAC. MLPF&S may in the future elect to maintain accounts of this nature with one or more of its affiliates.  Offset account deposits reduce MLPF&S’ borrowing costs with these banks.  An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are for the benefit of MLPF&S’ customers, not subject to any MLPF&S liability.

MLAI, as sponsor of the Fund, has a general policy of maintaining exclusive clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLIB.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.

Cash Management and Interest

The Fund generally will earn interest, as described below, on its cash, which is deemed to include, in addition to actual cash held by the Fund, its “open trade equity” i.e., equity attributable to unrealized gain and loss marked to market daily on open positions.  Cash is held primarily in U.S. dollars, and to a lesser extent in foreign currencies.  Cash does not include, and the Fund does not earn interest income on, the Fund’s gains or losses on its open forward, commodity option and certain non-U.S. futures positions since these gains and losses are not collected or paid until such positions are closed out.

The Fund’s cash may be greater than, less than or equal to the Fund’s Net Asset Value, on which the underlying redemption value of the Units is based, primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

MLPF&S intends to pay interest on the Fund’s cash, irrespective of how such cash is held or invested, at the most favorable rate payable by MLPF&S to accounts of BAC affiliates, which will consist of the current federal funds rate of interest minus a spread based on the currency held.  MLPF&S will receive the amount of the spread, in addition to any amounts it receives over the federal funds rate due to its investing activities, as well as any amounts it, or its affiliates, receive in brokerage commissions as described herein.  The Fund receives interest on its cash held in excess of margin.  MLPF&S retains the additional economic benefit derived from possession of the Fund’s cash, which includes the ability to invest such cash throughout cash management programs, which may include investments in vehicles managed or sponsored by MLPF&S or BAC affiliates.

MLPF&S, in the course of acting as commodity broker for the Fund, may lend certain currencies to, and borrow certain currencies from the Fund.  In the course of doing so, MLPF&S both retains certain amounts of interest and receives other economic benefits.  In doing so, MLPF&S follows its standard procedures for paying interest on the assets of the commodity pools sponsored by MLAI and other BAC affiliates and traded through MLPF&S.

Charges

The following table summarizes the charges incurred by the Fund for the period ended December 31, 2011.

	2011
Charges	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$161,972	0.77%
Sponsor fees	7,013	0.03%
Total	$168,985	0.80%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Fund on its forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BAC from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Class A, Class D and Class I Units of the Fund.  Bid-ask spreads and brokerages commissions are components of the trading profit or loss of the Fund rather than a distinct expense item separable from the Fund’s trading; they are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Fund’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

The Fund’s average month-end Net Asset Values during 2011 equaled $20,909,756.

During 2011, the Fund earned $0 in interest income, or approximately 0.00% of the Fund’s average month-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage commissions

The principal operating costs of the Master Fund are the per-trade brokerage commissions paid to MLPF&S (a portion of which is paid to the Master Fund’s executing brokers, which may or may not include MLPF&S, as commissions for their execution services). During the 2011 period the average round turn commissions paid by the Master Fund was approximately $8.54.

MLPF&S	Use of assets	BAC may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A Units, flat-rate monthly charge of 0.125 of 1% (2.50% annual rate) on Class C Units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I Units (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, sponsor fees, management fees or performance fees, in each case as of the end of the month of determination). Class D units and Class Z Units do not pay sponsor fees.

MLPF&S	Sales commissions

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. Sales commissions are deducted from proceeds prior to entering the Fund. Shares purchased and reflected in the Fund records are net of any commissions charged by MLPF&S. Class C Units and Class Z Units are not subject to any sales commissions.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid—ask spreads

Bid—ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for generally accepted accounting principles.

MLIB (or an affiliate); Other counterparties	EFP differentials

Certain of the Master Fund’s currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLIB or an affiliate) receives an additional “differential” spread for exchanging the Fund’s cash currency positions for equivalent futures positions.

HCM	Annual performance fees

15% of the New Trading Profit attributable to the class of shares of the Master Fund in which the Fund invests. “New Trading Profit” equals any increase in the net asset value of the Fund’s investment in the Master Fund as of the current performance fee calculation date over the High Water Mark attributable to such investment. The “High Water Mark” attributable to the Fund’s investment in the Master Fund equals the highest net asset value of the Fund’s investment in the Master Fund after reduction for the performance fee then paid, as of any preceding performance fee calculation date. Net asset value, solely for purposes of calculating the performance fee, does not include any interest earned by the Master Fund.

Since the management fees and performance fees will be charged at the Master Fund level, the Sponsor fee and any other expenses taken at the Fund level will not be deducted from the net asset value of the Master Fund for purposes of calculating the management fee or in determining the increase or decrease in net asset value of the Fund’s investment in the Master Fund for purposes of calculating the performance fee. The charging of these fees at the Master Fund level also means that the Sponsor fee will be charged on Net Asset Value of the Fund after reduction for the management fee and performance fee.

The Master Fund and MLAI	Management fees

As of the last business day of each calendar month, the Master Fund will pay the Trading Advisor a Management Fee equal to 1/12 of 1.5% (a 1.5% annual rate) of the average month-end net asset value of the Master Fund, prior to reduction for the Management Fees being calculated or for any accrued Performance Fees, as described below. In order to help defray the costs of the MLAI’s sponsoring and providing ongoing administration and operational support to the Master Fund, the Trading Advisor will pay, or direct the Master Fund to pay, the Sponsor an amount equal to 40% of the Management Fee.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI; Others	Initial offering costs reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or futures commission merchants (“FCMs”) such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions held by the Master Fund in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts may become subject to governmental regulation, see Item A “Risk Factors—F/X Trading” and “—Regulatory Changes Could Restrict the Fund’s Operations.”

Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”), the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

(d)           Financial Information about Geographic Areas

The Master Fund does not engage in material operations in foreign countries, nor is a material portion of the Fund’s revenue derived from customers in foreign countries. The Master Fund is organized under the laws of the Cayman Islands.

The Master Fund trades on a number of foreign commodity exchanges.  The Fund does not engage in the sales of goods or services.

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

There can be no assurance that the Trading Program will produce profitable results.  The past performance of the Fund or Trading Advisor is not necessarily indicative of how the Fund or the Trading Advisor will perform in the future.  There can be no assurance that the Fund will achieve its investment objectives or avoid substantial or total loss.  The Fund may sustain losses in the future under market conditions in which it achieved gains in the past.

Volatile Markets; Highly Leveraged Trading

Trading in the futures and OTC markets typically results in volatile performance.  Market price levels fluctuate dramatically and may be materially affected by unpredictable factors such as weather and governmental intervention.  The low margin requirements normally required in futures and OTC trading permit an extremely high degree of economic leverage.  This combination of leverage and volatility creates a high degree of risk.  Additionally, although the Trading Advisor may initiate stop-loss orders on certain positions to limit this risk, there can be no assurance that any stop-loss order will be executed or, even if executed, that it will be executed at the desired price or time.

Importance of General Market Conditions

Neither MLAI nor the Trading Advisor can predict or control overall market or economic conditions.  These conditions, however, can be expected to have a material effect on the performance of the Trading Program.

The Fund may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to the Fund from its banks, dealers and other counterparties is typically reduced in disrupted markets, which may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and can result in the Trading Advisor’s strategy performing with unprecedented volatility and risk.

Trend-Following Systems

Many technical trading systems are trend-following.  Trend-following systems generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data, on which technical trading systems are based, only marginally relevant to future market patterns.

Discretionary Strategies

The Trading Advisor may utilize a discretionary, rather than systematic, trading strategy.  Discretionary trading advisors may allow emotion to affect trading decisions and may exhibit a lack of discipline in their trading that systematic strategies are designed to avoid.  Relying on subjective trading judgment may produce less consistent results than those obtained by more systematic approaches.

Technical Analysis and Trading Systems

The Trading Advisor may employ technical analysis and/or technical trading systems.  Technical strategies rely on information intrinsic to the market itself to determine trades, such as prices, price patterns, volume and volatility.  These strategies can incur major losses when factors exogenous to the markets themselves, including political events, natural catastrophes, acts of war or terrorism, dominate the markets.  The widespread use of technical trading systems frequently results in numerous managers’ attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.

Fundamental Analysis

The Trading Advisor’s strategy may rely on fundamental analysis.  Fundamental analysis is premised on the assumption that markets are not perfectly efficient, that informational advantages and mispricings do occur and that econometric analysis can identify trading opportunities.  Fundamental analysis may result in substantial losses if these economic factors are not correctly analyzed, not all relevant factors are identified and/or market forces cause mispricings to continue despite the traders having correctly identified mispricings.  Fundamental analysis may also be more subject to human error and emotional factors than technical analysis.

Quantitative Trading

The Trading Advisor may engage in quantitative trading.  Quantitative trading strategies are highly complex, and, for their successful application, require relatively sophisticated mathematical calculations and relatively complex computer programs.  These programs anticipate that many of their trades may be unprofitable, seeking to achieve overall profitability through recognizing major profits on a limited number of positions while cutting losing positions quickly.  These trading strategies are dependent upon various computer and telecommunications technologies and upon adequate liquidity in the markets traded.  The successful execution of these strategies could be severely compromised by, among other things, a diminution in the liquidity of the markets traded, telecommunications failures, power loss and software-related “system crashes.”  There are also periods when even an otherwise highly successful system incurs major losses due to external factors dominating the market, such as natural catastrophes and political interventions.  Due to the high trading volume of quantitative trading strategies, the resulting transaction costs may be significant.  In addition, the difference between the expected price of a trade and the price a trade is executed at, or “slippage,” may be significant and may result in losses.

Importance of Market Judgment

Although the Trading Advisor may use systematic or quantitative valuation models in evaluating the economic components of many prospective trades, the market judgment and discretion of the Trading Advisor’s personnel are often fundamental to the implementation of the Trading Program.  The greater the importance of subjective factors, the more unpredictable a trading strategy becomes.  The Trading Advisor may not have the same access to market information as do certain of its competitors, and the market decisions made by the Trading Advisor will, accordingly, often be based on less information and analysis than those available to competing investors.

Derivatives Risks Generally

The Trading Advisor may use derivative instruments in implementing the Trading Program.  The market for many types of these derivative instruments is comparatively illiquid and inefficient, creating the potential for substantial mispricings, as well as sustained deviations between theoretical and market value.  In addition, the derivatives market is, in comparison to other markets, a relatively new market, and the events of 2008 and 2009, including the bailout of American International Group, Inc., demonstrated that even the most sophisticated market participants may misunderstand how the market in derivatives will perform during periods of unusual price volatility or instability, market illiquidity, or credit distress.  The primary risks associated with the use of derivatives are model risk, market risk and counterparty risk.

The Fund’s investments in OTC derivatives are subject to greater risk of counterparty default and less liquidity than exchange-traded derivatives, although exchange-traded derivatives are subject to risk of failure of the exchange on which they are traded and the clearinghouse through which they are guaranteed.  Counterparty risk includes not only the risk of default and failure to pay mark-to-market amounts and return risk premium, if any, but also the risk that the market value of OTC derivatives will fall if the creditworthiness of the counterparties to those derivatives weakens.

The prices of derivative instruments can be highly volatile.  Price movements of derivative instruments are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies.  In addition, governments from time to time intervene, directly and by regulation, in certain markets.  This intervention often is intended directly to influence prices and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations.

There was substantial disruption in the derivatives markets related to the bankruptcy of Lehman Brothers Holdings, Inc. and uncertainty relating to the government bailout of American International Group, Inc.  This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

F/X Forward Trading

The Fund may trade currencies in the F/X Markets, in addition to its trading in the futures markets.  Prospective investors must recognize that the Fund’s OTC currency trading takes place in unregulated markets, rather than on futures exchanges, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades and deposits collateral, including that of MLIB as the F/X prime broker.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

The Fund is also subject to the risk that a forward counterparty may not settle a transaction in accordance with its terms, because the counterparty is unwilling or unable to do so, potentially resulting in significant losses. A counterparty’s failure to perform could occur in respect of an offsetting forward contract on which the Fund remains obligated to perform.  The Fund will not, however, be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts.  In addition, counterparties generally have the right to terminate trades under a number of circumstances including, for example, declines in the Fund’s net assets and certain “key person” events.  Any premature termination of the Fund’s currency forward trades could result in significant losses for the Fund, because the Fund may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.  Forward market counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) amended the definition of “eligible contract participant,” and the CFTC has announced intentions to interpret that definition in a manner that would require the Fund to limit its currency forward counterparties to a limited set of registered, regulated entities such as FCMs, “retail foreign exchange dealers,” and banks and broker-dealers engaging in “retail foreign exchange transactions.”  Limiting the Fund’s potential currency forward counterparties could lead to the Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of the MLIB and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit forward trading to less than that which MLAI would otherwise recommend, to the possible detriment of the Fund.

Trading in Options

The Trading Advisor may trade options on futures contracts or options on F/X forward contracts.  Although successful options trading requires many of the same skills as successful futures and forward trading, the risks involved are different.  For example, the assessment of near-term market volatility, which is directly reflected in the price of outstanding options, can be of much greater significance in trading options than it is in many long-term futures strategies.  The use of options can be extremely expensive if market volatility is incorrectly predicted.  A purchaser of options is exposed to the risk of loss of the entire premium paid; a seller, or writer, of call options is exposed to the risk of theoretically unlimited loss, and the seller of put options is exposed to the risk of substantial loss far in excess of the premium received.

Exchange of Futures for Physicals

The Trading Advisor may engage in exchange of futures for physical (“EFP”) transactions on behalf of the Fund.  As is the case with executing a transaction purely on an exchange or purely in the OTC market, EFP transactions, which are done partially on a futures exchange and partially in the OTC market, involve transaction costs.

Physical Commodities Trading in General

The Trading Advisor may engage in transactions that involve taking delivery of physical commodity assets such as agricultural commodities, freight, coal, oil, gas and electric power.  These investments are subject to risks that are not typically directly applicable to other financial instruments, such as:  destruction; loss; industry-specific regulation, such as pollution control regulation; operating failures; and work stoppages.

Physical commodities trading, as opposed to commodity futures trading, is substantially unregulated, and if the Fund engages in this type of trading, it will not be assured the same access to these markets as it might have in a regulated context.

Exchange Rate Risks; Currency Hedging

The Fund may invest and trade in currencies for speculative and/or hedging purposes.  In addition, the Units are denominated, and the Fund values its assets, in U.S. dollars and the Fund may trade and invest in assets denominated in non-U.S. currencies.

Currency-related investments are subject to the risk that the value of a particular currency will change in relation to the U.S. dollar, and the exchange rates of currencies may be highly volatile.  Among the factors that may affect currency values are direct government intervention, which is often intended specifically to change currency values, trade balances, the level of short-term interest rates, and differences in the relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments.

While the Trading Advisor may from time-to-time hedge a certain amount of risks associated with currency trading, it is under no obligation to do so.  Even if it chooses to do so, it is not economically feasible and often simply not possible to fully or effectively hedge exchange-rate risks.  In a number of cases, otherwise highly successful investment funds have incurred significant, and in certain instances total, losses due to the decline in the value of the currencies in which their investments were denominated or in which they were invested for speculative purposes.

Off-Balance Sheet Risk

The Fund may invest in financial instruments with off-balance sheet risk.  These instruments include futures and forward contracts, swap and options contracts sold short.  In entering into these contracts there exists a market risk that the contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in the contracts’ becoming less valuable.  An off-balance sheet risk is associated with a financial instrument if it exposes the investor to a loss in excess of the investor’s recognized asset carrying value in the financial instrument, if any, or if the ultimate liability associated with the financial instrument has the potential to exceed the amount that the investor recognizes as a liability in the investor’s statement of assets and liabilities.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The Trading Advisor has not agreed to limit the amount of additional equity which it may manage and may be at or near its all-time high in assets under management.

The aggregate capital committed to the managed futures sector in general is also at an all-time high.  The more capital that is traded in these markets, or that is committed to any one particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of the Trading Advisor.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

Redemptions by Other Trading Advisor Fund Investors

Investors in other funds or accounts implementing the Trading Program or similar strategies may be able to redeem their investments more frequently or on less prior notice than Investors in the Fund.  Redemptions by investors in these funds or withdrawals from accounts that have less restrictive redemption terms could have a material adverse impact on the Fund’s portfolio and could disadvantage investors in certain circumstances.

Trade Execution Risk

The Trading Advisor may use executing brokers unaffiliated with BAC.  In the event of a trading error, the Fund may have no effective remedy against these executing brokers.

Changes in Trading Program

The Trading Advisor may make material changes to the Trading Program without the knowledge of MLAI.  Particularly given the proprietary and/or systematic nature of the Trading Program, it is virtually impossible for MLAI to detect these changes.

Illiquid Markets

Certain positions held by the Fund may become illiquid, preventing the Trading Advisor from acquiring positions otherwise indicated by the Trading Program or making it impossible for the Trading Advisor to close out positions against which the market is moving.

Most U.S. futures exchanges limit fluctuations in some futures contract prices during a single day by regulations referred to as “daily price limits.”  During a single trading day no trades may be executed in these contracts at prices beyond the daily price limit.  Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated.  Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses.  Also, the CFTC or exchanges may suspend or limit trading.  Trading on non-U.S. exchanges may also be subject to price fluctuation limits and subject to periods of significant illiquidity.  Trading in the

F/X Markets and other OTC markets is not subject to daily limits, although OTC trading is also subject to periods of significant illiquidity.

Possible Effects of Speculative Position Limits

The CFTC and U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options on futures contracts traded on U.S. commodities exchanges.  All proprietary or client accounts owned or managed by the Trading Advisor are combined for purposes of calculating position limits.  The Trading Advisor could be required to liquidate positions held for the Fund, or may not be able to fully implement the Trading Program, in order to comply with such limits, even though the positions attributable to the Fund do not themselves trigger the position limits or are a small portion of the aggregate positions directed by the Trading Advisor.  Position limits could force the Fund to liquidate profitable positions, result in a tracking error between the Fund’s portfolio and the Trading Advisor’s standard trading program and cause the Fund to incur substantial transaction costs.

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months are generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Fund, and may have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules adopted by the CFTC in October 2011, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Fund hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  In the Fund’s case, if this aggregation is required, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

Any of the regulations discussed above could adversely affect the Fund in certain circumstances.

Trading on Non-U.S. Exchanges

The Trading Advisor may trade on futures exchanges outside the United States on behalf of the Fund.  Trading on non-U.S. exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges.

For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Fund has entered into a futures contract and not of any exchange or clearing corporation.  In these cases, the Fund will be subject to the risk of the inability or refusal to perform with respect to the individual member with whom the Fund has entered into a futures contract.

Trading on non-U.S. exchanges may involve the additional risks of expropriation, burdensome or confiscatory taxation (including taxes on specific trading activities), moratoriums, exchange or investment controls and political or diplomatic disruptions, each of which might materially adversely affect the Fund’s trading activities.  The Fund could incur substantial losses trading on non-U.S. exchanges to which it would not have been subject had the Trading Advisor limited its trading to U.S. markets.

The U.S. tax treatment of non-U.S. futures trading may be adverse compared to the tax treatment of U.S. futures trading.  The profits and losses derived from trading non-U.S. futures and options will generally be denominated in non-U.S. currencies.  Consequently, the Fund will be subject to exchange-rate risk in trading those contracts.

Foreign Exchange Controls

Governments in non-U.S. markets may impose F/X controls at will, making it impossible to convert local currency into other currencies.  Should the Fund trade on futures exchanges outside the United States or otherwise invest in non-U.S. markets, these controls may effectively prevent Fund capital from being removed from a country where its futures contracts and other investments are traded.  In addition, certain countries do not have fully convertible currencies as a matter of policy, adding cost or delay to the trading of currency investments by the Fund.  The imposition of currency controls by a non-U.S. government may negatively affect performance and liquidity in the Fund as capital becomes trapped in that country.

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges

The Fund is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Fund assets — such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S in its capacity as clearing broker, MLIB as prime broker and their affiliates — could result in all or a substantial portion of the Fund’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause MLAI to decide to liquidate the Fund or suspend, limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities.

The following paragraphs discuss the various uses of the Fund’s assets and the risks of loss — in addition to losses from trading — associated with each use.

Margin for Commodities Trading.  Although MLAI believes that MLPF&S is appropriately capitalized to function as the Fund’s FCM, cash posted as margin for commodities trading with MLPF&S is nevertheless subject to the risk of insolvency of MLPF&S.  MLPF&S is required by CFTC regulations to segregate “customer funds” from its proprietary assets for futures and options trading on U.S. exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  If MLPF&S did not comply with the segregation requirement to the full extent required by law, the assets of the Fund might not be fully protected.  Even given proper segregation, the Fund may be subject to a risk of loss of its funds.  For example, CFTC regulations permit FCMs to invest customer funds in a number of generally high quality and interest bearing financial instruments, which may prove to be riskier than expected and lose value, resulting in a shortfall in customer segregated funds held by MLPF&S in the event of MLPF&S’s insolvency.  In addition, there may be a shortfall in customer segregated funds held by MLPF&S in the event of a substantial default by one or more of MLPF&S’s other customers.  In the case of a MLPF&S insolvency or inability to satisfy a substantial deficiency in other customer accounts, the Fund might recover, even in respect of “customer funds” specifically traceable to the Fund, only a pro rata share of all property available for distribution to all of MLPF&S’s customers.  In addition, if BAC directly or indirectly owns 10% or more of the Fund, the Fund’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Fund’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Fund’s assets on deposit with MLPF&S were not considered customer funds, the Fund would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.

MLPF&S is required by CFTC regulations to maintain in a secure account the amount required to margin futures and options positions established on non-U.S. futures exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  While the secure account requirement relating to trading non-U.S. futures exchanges is similar in some respects to the segregation requirement relating to trading on U.S. futures exchanges, they are not identical and there are special risks associated with funds maintained in a secure account.  Funds held in a secure account may be commingled with funds of non-U.S. persons and, because they are by necessity held in a non-U.S. jurisdiction, are subject to different insolvency laws and customer protection regulations, which may be less favorable than U.S. laws and regulations.  Moreover, these funds are not subject to the same limitations on permissible investments applicable to funds subject to segregation.  In addition to these special risks, funds held in a secured account are subject to risks comparable to those applicable to funds in a segregated account, namely that MLPF&S will not comply with the relevant regulations, that investments in the account will decline in value, of a shortfall in the event of the default by another customer, and that, if, BAC owns 10% or more of the Fund, the Fund’s assets will not be protected as “customer funds.”

Collateral for OTC Transactions.  Cash pledged as collateral with  MLIB for F/X forwards or options on forwards or with any other OTC prime broker for trading other OTC investments is subject to the risk of the insolvency of MLIB or other OTC prime broker and unlike cash posted as margin for commodities trading on regulated exchanges is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the Federal Deposit Insurance Corporation (“FDIC”), and would be subject to the risk of bank failure.  However, amounts held in non-interest bearing demand deposit accounts are fully insured through the end of 2012.

Cash in Brokerage Accounts.  Cash in brokerage accounts with MLPF&S is subject to the risk of insolvency of MLPF&S.  While brokers are required to keep customer cash in a special reserve account for the benefit of customers, it is possible that a shortfall could exist in this account, in which case the Fund, along with other customers, would suffer losses.  The Securities Investor Protection Corporation provides protection against these losses, up to a limit, but the cash deposited by the Fund in a brokerage account would far exceed the limit.

Direct Investments.  Fund investments in U.S. government securities are backed by the full faith and credit of the U.S. government.  To the extent the Fund makes investments in non-government securities it would be subject to a risk of loss that depended on the type of security.

By preferring its BAC affiliates in clearing and prime brokerage relationships, MLAI has historically maintained the vast majority of its cash in brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Rather, the BAC affiliate is entitled to invest these funds in assets of its choosing.

There are increased risks associated with offshore OTC trading, including the risk that assets held by offshore brokers and unregulated trading counterparties may not benefit from the protection afforded to customer funds deposited with regulated FCMs or broker-dealers.  Additionally, the participants in OTC markets typically are not subject to the type of strict credit evaluation and regulatory oversight applicable to members of “exchange-based” markets, and transactions in these markets typically are not settled through exchanges or clearinghouses that guarantee the trades of their participants.  To the extent the Trading Advisor trades in offshore OTC markets, the Fund is subject to the credit risk of the counterparties with which it trades and deposits collateral, including that of MLIB.

If a party holds Fund assets, those assets are not held in segregation or in a secured account as “customer funds” for any of the reasons discussed above and the party becomes insolvent, the Fund would be a general creditor of that party even in respect of property specifically traceable to the Fund’s account.  As a result, the Fund’s claim would be paid along with the claims of other general creditors and the Fund would be subject to the loss of its entire deposit with the party.

MLAI’s policy that the Trading Advisor use MLPF&S and MLIB may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Fund.

Although the Fund must use MLPF&S and MLIB, in certain circumstances MLAI may have limited control over the selection of counterparties by the Fund.  The Fund also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to the MLPF&S or MLIB.  In addition, to the extent assets are held at entities other than MLPF&S and MLIB, MLAI may have limited ability to assess the extent to which the Trading Advisor maintains the Fund’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

Recent events underscore the risks described above.  Significant losses incurred by many investment funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings Inc. and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.  The ongoing bankruptcy liquidation of MF Global Inc. also demonstrates that even customer funds subject to segregation requirements may be difficult for an FCM to locate, and customer funds held by an FCM in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process.

Insolvency of Dual-Registered Entities

MLPF&S is registered as both an FCM with the CFTC and as a broker-dealer with the SEC.  Other counterparties and entities holding Fund assets may also be entities registered with both the SEC and the CFTC.  In the event of an insolvency of a dual-registered entity, the distribution of CFTC regulated customer funds would be governed by the CFTC’s bankruptcy rules and Chapter 7 of the U.S. Bankruptcy Code, while the distribution of SEC regulated customer funds would be governed by the Securities Investor Protection Act of 1970 and applicable provisions of the U.S. Bankruptcy Code.  Uncertainty exists regarding the application of the two separate insolvency regimes to the insolvency of a single entity.

Risk of Loss Due to Trading Errors and the Failure of Trading Systems

The Fund is subject to the risk of failures or inaccuracies in the trading systems of the Trading Advisor.  Trades for the Fund may be placed or executed in error due to technical errors such as coding or programming errors in software, hardware problems and inaccurate pricing information provided by third parties or execution errors such as keystroke, typographic or inadvertent drafting errors.  Many exchanges have adopted “obvious error” rules that prevent the entry and execution of trades more than a specified amount away from the current best price on the exchange.  However, these rules may not be in place on the exchanges on which the Trading Advisor trades on behalf of the Fund and may not be enforced even if in effect.  These rules likely would not prevent the entry and execution of a trade entered close to the market price but at the wrong size.

The Fund is subject to the risk of the unavailability or failure of the computer systems of the exchanges on which the Trading Advisor trades.  Any such errors or failures could subject the Fund to substantial losses.

Market Disruptions; Government Intervention

The global financial markets have recently experienced pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention.  Government intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability, at least on a temporary basis, to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have taken action, these interventions typically have been difficult to interpret and unclear in scope and application, resulting in confusion and uncertainty.  This confusion and uncertainty in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

The Fund may incur substantial losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted, the availability of credit is restricted or the ability to trade or invest capital, including exiting existing positions, is otherwise impaired.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving. The financing available to private investment funds such as, the Fund from banks, dealers and other counterparties are typically reduced in disrupted markets.  Any reduction may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and these events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

Regulatory Changes Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, several U.S. legislators and the CFTC have expressed the concern that speculative futures traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which Investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Reform Act includes provisions that comprehensively regulate the OTC derivatives markets for the first time.  The Reform Act requires that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Fund.  Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has proposed to do so only in limited circumstances.  If these forwards and swaps are not so excluded, the Reform Act may require them, and other OTC contracts that the Fund may trade, to be cleared.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Some or all of these requirements may apply to currency forwards and swaps even if they are excluded by the U.S. Treasury.  These new regulatory burdens would further increase the dealers’ costs, which are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Additionally, the Reform Act includes a provision that has come to be known as the “Volcker Rule” that places significant limitations on the ability of a “banking entity” to sponsor or invest in hedge funds, private equity funds or similar funds (collectively, “private funds”). “Banking entity” generally includes a company that controls an FDIC-insured depository institution, such as BAC, or a non-U.S. bank that is treated as a bank holding company and any affiliate or subsidiary of any bank holding company, such as MLAI, and other systemically significant organizations regulated by the Federal Reserve.  Under certain circumstances the Volcker Rule will permit a banking entity to organize and make or retain a de minimis investment in a private fund, in connection with the banking entity’s fiduciary or investment advisory business.  The Volcker Rule is effective in July 2012 and provides for a conformance period of up to two years following the effective date.  However, the implementation of the Volcker rule requires additional rulemaking from multiple federal government agencies, including the SEC, CFTC, the Federal Reserve and various other banking regulators.

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics.  This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity.  The unprecedented nature of negative credit rating actions with respect to U.S. government obligations makes the ultimate impact on global markets and the Fund’s business, financial condition and liquidity unpredictable.

Global markets and economic conditions have been negatively affected by the ability of certain European Union (“E.U.”) member states to service their sovereign debt obligations.  The continued uncertainty over the outcome of the E.U. governments’ financial support programs and the possibility that other E.U. member states may experience similar financial troubles could further disrupt global markets, which may have an adverse effect on the Fund.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2:   Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s sponsor offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 10h Floor, 250 Vesey Street New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:   Legal Proceedings

None.

Item 4:   Mine Safety Disclosures

Not applicable.

PART II

Item 5:   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)           Market Information:

There is no established public trading market for the Units, and none is likely to develop.  Members may redeem Units on ten days written notice to MLAI as of the last day of each month at their Net Asset Value, subject to certain early redemption charges.

(b)           Holders:

As of March 1, 2012, there were 289 holders of Units including MLAI, none of whom owned 5% or more of the Fund’s Units.

(c)           Dividends:

MLAI has not made and does not contemplate making any distributions on the Units.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)           Performance Graph:

Not applicable.

(f)            Recent Sales of Unregistered Securities:

Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder (although Class Z Units may be issued solely in reliance on the exemption provided by Section 4(2)).  The selling agent of the following Class of Units was MLPF&S.

CLASS A

Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$—
Feb-11	—	—	—
Mar-11	—	—	—
Apr-11	—	—	—
May-11	—	—	—
Jun-11	—	—	—
Jul-11	—	—	—
Aug-11	—	—	—
Sep-11	—	—	—
Oct-11	—	—	—
Nov-11	611,175	611,175	1.0000
Dec-11	441,056	455,872	0.9675
Jan-12	1,395,668	1,487,126	0.9385
Feb-12	483,671	485,711	0.9958

CLASS C

Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$—
Feb-11	—	—	—
Mar-11	—	—	—
Apr-11	—	—	—
May-11	—	—	—
Jun-11	—	—	—
Jul-11	—	—	—
Aug-11	—	—	—
Sep-11	—	—	—
Oct-11	—	—	—
Nov-11	609,151	609,151	1.0000
Dec-11	1,232,525	1,274,982	0.9667
Jan-12	1,544,195	1,648,020	0.9370
Feb-12	1,313,310	1,322,035	0.9934

CLASS D

Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$—
Feb-11	—	—	—
Mar-11	—	—	—
Apr-11	—	—	—
May-11	—	—	—
Jun-11	—	—	—
Jul-11	—	—	—
Aug-11	—	—	—
Sep-11	—	—	—
Oct-11	—	—	—
Nov-11	—	—	—
Dec-11	2,313,375	2,313,375	1.0000
Jan-12	1,000,000	1,029,548	0.9713
Feb-12	1,000,000	969,086	1.0319

CLASS I

Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$—
Feb-11	—	—	—
Mar-11	—	—	—
Apr-11	—	—	—
May-11	—	—	—
Jun-11	—	—	—
Jul-11	—	—	—
Aug-11	—	—	—
Sep-11	—	—	—
Oct-11	—	—	—
Nov-11	41,850	41,850	1.0000
Dec-11	35,000	36,164	0.9678
Jan-12	1,219,448	1,298,390	0.9392
Feb-12	—	—	0.9969

CLASS Z

Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$—
Feb-11	—	—	—
Mar-11	—	—	—
Apr-11	—	—	—
May-11	—	—	—
Jun-11	—	—	—
Jul-11	—	—	—
Aug-11	—	—	—
Sep-11	—	—	—
Oct-11	—	—	—
Nov-11	23,846,000	23,846,000	1.0000
Dec-11	—	—	0.9687
Jan-12	—	—	0.9409
Feb-12	—	—	0.9996

(1) Beginning of the month Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C Units and Class Z Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the period ended December 31, 2011

NET INVESTMENT INCOME (LOSS) ALLOCATED FROM
HIGHBRIDGE COMMODITIES FUTURESACCESS MASTER FUND LTD:
Management fees	$(65,076)
Other	(195,641)
Total net investment income (loss) allocated from Highbridge Commodities FuturesAccess Master Fund Ltd	(260,717)

FUND EXPENSES:
Sponsor fees	7,013
Other	161,972
Total Fund expenses	168,985

NET INVESTMENT INCOME PROFIT (LOSS)	(429,702)

REALIZED AND UNREALIZED PROFIT (LOSS) ON INVESTMENTS ALLOCATED FROM HIGHBRIDGE COMMODITIES FUTURESACCESS MASTER FUND LTD:
Realized, net	(633,036)
Change in unrealized, net	(527,355)
Brokerage commissions	(16,544)
Net profit (loss) from derivative contracts (net of brokerage commissions on futures contracts of $16,544)	(1,176,935)

NET PROFIT (LOSS)	$(1,606,637)

Balance Sheet Data	December 31, 2011

Members’ Capital	$17,499,262
Net Asset Value per Series A Unit*	$0.9385
Net Asset Value per Series C Unit*	$0.9370
Net Asset Value per Series D Unit**	$0.9713
Net Asset Value per Series I Unit*	$0.9392
Net Asset Value per Series Z Unit*	$0.9409

*Units issued on November 1, 2011.
**Units issued on December 1, 2011.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the period is useful information for the members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9675	$0.9385

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9667	$0.9370

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9713

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9678	$0.9392

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS Z

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9687	$0.9409

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: November 30, 2011

Aggregate Subscriptions: $1,052,231

Current Capitalization:   $1,001,468

Worst Monthly Drawdown(2):  (3.25)% ( November 2011 )

Worst Peak-to-Valley Drawdown(3):  N/A

Net Asset Value per Unit for Class A, December 31, 2011:   $0.9385

Monthly Rates of Return (4)

Month	2011
January	0.00%
February	—
March	—
April	—
May	—
June	—
July	—
August	—
September	—
October	—
November	(3.25)
December	(2.99)
Compound Annual Rate of Return	(6.15)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since November 1, 2011 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since November 1, 2011 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (6.15)%.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: November 1, 2011

Aggregate Subscriptions:    $1,841,676

Current Capitalization:   $1,741,170

Worst Monthly Drawdown(2):  (3.33)% (November 2011)

Worst Peak-to-Valley Drawdown(3):  N/A

Net Asset Value per Unit for Class C, December 31, 2011:   $0.9370

Monthly Rates of Return (4)

Month	2011
January	0.00%
February	—
March	—
April	—
May	—
June	—
July	—
August	—
September	—
October	—
November	(3.33)
December	(3.07)
Compound Annual Rate of Return	(6.30)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since November 1, 2011 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since November 1, 2011 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (6.30)%.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: December 1, 2011

Aggregate Subscriptions:  $2,313,375

Current Capitalization:   $2,246,958

Worst Monthly Drawdown(2):  (2.87)% ( December 2011 )

Worst Peak-to-Valley Drawdown(3):  N/A

Net Asset Value per Unit for Class D, December 31, 2011:   $0.9713

Monthly Rates of Return (4)

Month	2011
January	0.00%
February	—
March	—
April	—
May	—
June	—
July	—
August	—
September	—
October	—
November	—
December	(2.87)
Compound Annual Rate of Return	(2.87)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since December 1, 2011 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since December 1, 2011 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (2.87)%.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: November 1, 2011

Aggregate Subscriptions:   $76,850

Current Capitalization:   $73,268

Worst Monthly Drawdown(2):  (3.22)% (November 2011)

Worst Peak-to-Valley Drawdown(3):  N/A

Net Asset Value per Unit for Class I, December 31, 2011:  $0.9392

Monthly Rates of Return (4)

Month	2011
January	0.00%
February	—
March	—
April	—
May	—
June	—
July	—
August	—
September	—
October	—
November	(3.22)
December	(2.96)
Compound Annual Rate of Return	(6.08)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since November 1, 2011 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since November 1, 2011 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (6.08)%.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(CLASS Z UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: November 1, 2011

Aggregate Subscriptions:   $23,846,000

Current Capitalization:   $12,436,398

Worst Monthly Drawdown(2):  (3.13)% (November 2011 )

Worst Peak-to-Valley Drawdown(3):  N/A

Net Asset Value per Unit for Class Z, December 31, 2011:  $0.9409

Monthly Rates of Return (4)

Month	2011
January	0.00%
February	—
March	—
April	—
May	—
June	—
July	—
August	—
September	—
October	—
November	(3.13)
December	(2.87)
Compound Annual Rate of Return	(5.91)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since November 1, 2011 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since November 1, 2011 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (5.91)%.

Item 7:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview

This performance summary is an outline description of how the Master Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

The Fund is unlikely to be profitable in markets in which such trends do not occur.  Static or erratic prices are likely to result in losses.  Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses, as well as gains.

While there can be no assurance that the Master Fund will be profitable under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Fund.

Results of Operations

General

HCM’s objective in providing trading management services for the Fund is to provide a positive return on capital by pursuing trading strategies focused on commodity-related investments, primarily investing in futures contracts, although the Trading Program may in the future increase the utilization of OTC derivatives such as forward contracts, as well as other instruments.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

The Master Fund experienced a net trading loss of $1,176,935, for the period November 1, 2011 (commencement of operations) to December 31, 2011.

In the portfolio, the energy complex, industrial metals and softs contributed positively. Precious metals and financial commodities and agricultural segments detracted. The Fund’s overweight exposure to corn, driven by a tight supply picture, was a headwind to performance as corn prices declined Year to date corn is down   and is holding up better than the rest of the sector, especially against wheat. In the energy sector, the Fund’s outlook on West Texas Intermediate (“WTI”) crude oil has evolved from bearish earlier in the year to now mildly bullish in November as WTI crude oil rallied in November. Natural gas declined in part due to warmer weather earlier in the month. The Fund’s short exposure to natural gas added value as the commodity sold off. In metals, the sector sold off as weakening demand for industrial metals reflected an uncertain economic outlook in Europe and China. The Fund’s short exposure to the industrial metals group contributed positively. Precious metals & financial commodities was the Fund’s biggest detractor as they were net long. Although gold was up for the month, silver and the Australian dollar were down.

The market’s appetite for risk remained subdued in December as concerns over Eurozone stability and global economic recovery extended into 2012. Most commodities traded down and grains rallied. In the agriculture sector grains gained back some of the lost ground from the prior month, while softs and livestock commodities pulled back. In 2011, corn was the best performing commodity within the complex, ending the year flat, while wheat was the worst performer. The energy sector had losses from long positions which were offset by gains from the Fund’s short exposure to natural gas. Warmer than expected weather in the U.S. put downward pressure on natural gas prices and supplies soared. In the industrial metals, the sector sold off as weakening demand for industrial metals reflected a worsening economic outlook in Europe and China. The Fund’s short exposure to industrial metals contributed positively on both an absolute and a relative basis. Precious metals and financial commodities was the Fund’s biggest detractor as the Fund maintained its long exposure. Gold and silver sold off on liquidity pressure from European banks.

Variables Affecting Performance

The principal variables that determine the net performance of the Fund are gross profitability from the Master Fund’s trading activities and interest income.

The Fund currently earns interest based on the prevailing Fed Funds rate plus a spread for short cash positions and minus a spread for long cash positions.  The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

During the period set forth above in “Selected Financial Data”, the interest rates in many countries were at unusually low levels. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

The Master Fund’s management fees and Fund’s Sponsor fees are a constant percentage of the Fund’s assets.  Brokerage commissions, which are not based on a percentage of the Fund’s assets, are based on actual round turns.  The Performance Fees payable to HCM are based on the New Trading Profits generated by the Fund excluding interest and after reduction of the brokerage commissions.

Unlike many investment fields, there is no meaningful distinction in the operation of the Fund between realized and unrealized profits.  Most of the contracts traded by the Fund are highly liquid and can be closed out at any time.

Except in unusual circumstances, factors—regulatory approvals, cost of goods sold, employee relations and the like—which often materially affect an operating business, have no material impact on the Fund.

Liquidity; Capital Resources

The Fund borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund’s U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Master Fund’s assets are held in cash. The Fund’s assets are substantially invested in the Master Fund. The Net Asset Value of the Fund’s cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Fund’s profit potential generally increases. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.

Because substantially all of the Master Fund’s assets are held in cash, the Fund should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices, except in very unusual circumstances. This permits the Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Master Fund’s positions and assets, the Fund’s monthly Net Asset Value calculations are precise, and investors need to provide ten business days notice to receive the full redemption proceeds of their Units on the last business day of any month.

As a commodity pool, the Master Fund maintains an extremely large percentage of its assets in cash, which it must have available to post initial and variation margin on futures contracts.  This cash is also used to fund redemptions.  While the Fund has the ability to fund redemption proceeds from liquidating positions, as a practical matter positions are not liquidated to fund redemptions.  In the event that positions were liquidated to fund redemptions, MLAI, as the Manager of the Fund, has the ability to override decisions of the Trading Advisor to fund redemptions if necessary, but in practice the Trading Advisor would determine in its discretion which investments should be liquidated.

(The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.)

Recent Accounting Developments

Recent accounting developments are discussed in Exhibit 13.01.

Item 7A: Quantitative and Qualitative Disclosures About Market Risks

Introduction

The Master Fund is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes and all or substantially all of the Fund’s assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements result in frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund’s open positions and the liquidity of the markets in which it trades.

The Master Fund, under the direction of HCM, rapidly acquires and liquidates both long and short positions in currency markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risk.

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Master Fund’s risk exposure in the various market sectors traded by the Master Fund is quantified below in terms of Value at Risk.  Due to the Master Fund’s fair value accounting, any loss in the fair value of the Master Fund’s open positions is directly reflected in the Master Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by Master the Fund as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects resulting from the fact that the Fund’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Fund’s Trading Value at Risk in Different Market Sectors

December 31, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$51,604	0.25%	$63,052	$40,157
Currencies	128,949	0.62%	157,553	100,344
Energy	356,430	1.70%	435,497	277,364
Metals	1,840,946	8.80%	2,249,321	1,432,570

Total	$2,377,929	11.37%	$2,905,423	$1,850,435

Material Limitations on Value at Risk as an Assessment of Market Risk.

The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund.  The magnitude of the Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Fund to incur severe losses over a short period of time.   The foregoing Value at Risk table — as well as the past performance of the Fund — gives no indication of this “risk of ruin.”

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

The Master Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

The Master Fund also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and HCM for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, and an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 2011, by market sector.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond positions held by the Master Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Fund also takes positions in the government debt of smaller nations e.g., Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

Currencies

The Master Fund trades in a number of currencies. The Fund does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Stock Indices

The Master Fund’s primary equity exposure is to S&P 500, Nikkei and German DAX equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Master Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Master Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2011. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Master Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2010.

Foreign Currency Balances

The Master Fund’s primary foreign currency balances are in Japanese Yen, Swedish Krona and Euros.

U.S. Dollar Cash Balance

The Master Fund holds U.S. dollars only in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge HCM to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that HCM has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of simply of the ongoing process of monitoring HCM with the market risk controls being applied by HCM itself.

Risk Management

HCM attempts to control risk in all aspects of the investment process — from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts.  HCM double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input.  In constructing a portfolio, HCM seeks to control overall risk as well as the risk of any one position, and HCM trades only markets that have been identified as having positive performance characteristics.  Trading discipline requires plans for the exit of a market as well as for entry.  HCM factors the point of exit into the decision to enter (stop loss).  The size of the Funds’ positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

To attempt to reduce the risk of volatility while maintaining the potential for excellent performance, proprietary research is conducted on an ongoing basis to refine the HCM investment strategies.  Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance.  In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a program, or a change in position size in relation to account equity.  The weighting of capital committed to various markets in the investment programs is dynamic, and HCM may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant.

HCM may determine that risks arise when markets are illiquid or erratic, which may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events.  In such cases, HCM at its sole discretion may override computer-generated signals and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

Adjustments in position size in relation to account equity have been and continue to be an integral part of HCM’s investment strategy.  At its discretion, HCM may adjust the size of a position in relation to equity in certain markets or entire programs.  Such adjustments may be made at certain times for some programs but not for others.

Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

Non-Trading Risk

The Master Fund controls the non-trading exchange rate risk by regularly converting foreign balances back into U.S. dollars at least once per week, and more frequently if a particular foreign currency balance becomes unusually high.

The Fund has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions. MLAI does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S.

Item 8: Financial Statements and Supplementary Data

Net Income(Loss) by Quarter

Four Quarters through December 31, 2011

Fourth (2)
Quarter
2011
Total Income (Loss)	$(1,437,652)
Total Expenses	168,985
Net Income (Loss)	$(1,606,637)

Net Income (Loss) per weighted average Unit (1)	$(0.0568)

(1) The net income per weighted average unit is based on the weighted average of the total units for each quarter.

(2) Commencement of operations on November 1, 2011.

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302(b) of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Fund’s registered public accounting firm due to a transition period established by the Securities and Exchange Commission for newly public companies.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)   Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by HCM on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

Deann Morgan	Vice President and Manager

James L. Costabile	Vice President and Manager

Paul D. Harris	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI. Mr. Ferri, 36 years old, has been the Chief Executive Officer and President of MLAI since August 2009.  Mr. Ferri has been listed as a principal of MLAI since July 29, 2008.  He has been registered with the CFTC as an associated person of MLAI since September 11, 2009.  He has served as Managing Director within the BAC Global Wealth & Investment Management group (“GWIM”) and the Global Wealth and Retirement Solutions group (“GWRS”) since January 2007, and has been responsible for heading GWIM’s Alternative Investments business since August 2009 and was responsible for platform and product management for the business from January 2007 until taking over as head in August 2009.  Prior to his role in GWRS, Mr. Ferri was a Director in the Selling Agent’s Global Private Client Market Investments & Origination group from January 2005 to January 2007 where he was responsible for the structured fund business for Merrill Lynch wealth management, and before that, he served as a Vice President and head of the Selling Agent’s Global Private Client Rampart Equity Derivatives team from January 2003 to January 2005.  In addition, from August 2009 to October 2010, Mr. Ferri served as President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of ML&Co, which is a wholly-owned subsidiary of BAC that itself indirectly wholly owns the Sponsor (“ML & Co.”), and served as President of each of IQ’s publicly traded closed-end mutual fund companies.  Prior to joining BAC in January 2002 as Vice President and Co-Head of Analytic Development, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC, an on-line investment advice and retirement education company, from June 1999 to January 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co., a global financial services company, from June 1997 to June 1999, as an associate in the bank’s wealth management business for high-net worth individuals where he was responsible for the development and implementation of a wealth management client account trading system. Mr. Ferri was listed as a principal and registered as an associated person of BACAP Alternative Advisors, Inc., a commodity pool operator, from January 8, 2010 to May 5, 2010 and January 14, 2010 to May 5, 2010, respectively, where he was responsible for supervision of certain unregistered “fund of hedge fund” investment vehicles.  He was also listed as a principal of Banc of America Investment Advisors, Inc., an investment adviser and an indirect, wholly-owned subsidiary of Bank of America where he was responsible for supervision of certain registered and unregistered “fund of hedge fund” investment vehicles from January 8, 2010 to September 21, 2010 and January 14, 2010 to September 21, 2010, respectively.  Mr. Ferri holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer and Vice President for MLAI. Ms. Kocsis, 45 years old, has been the Chief Financial Officer of MLAI since October 2006. Ms. Kocsis has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within the Bank of America Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 42 years old, has been a Vice President of MLAI since March 2008 and Managing Director of the GWIM Alternative Investments Group since January 2009. As Managing Director of GWIM AI, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for Merrill Lynch’s Global Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 1999 and April 2006, Ms. Morgan worked for BAC’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

James L. Costabile, is a Vice President and Manager of MLAI.  Mr. Costabile, 35 years old, has been a Managing Director within GWRS responsible for alternative investment distribution for BAC since June 2007 and US Trust since January 2009.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with NFA as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc. from November 13, 2003 to July 6, 2007.  As part of the MLAI management team, Mr. Costabile oversees a team of specialists responsible for supporting hedge funds, private equity and real asset offerings.  Prior to joining BAC in 2007, Mr. Costabile spent ten years with Citigroup Inc., most recently as a Managing Director for Citigroup Alternative Investments responsible for co-heading Smith

Barney Alternative Investment Distribution from February 2005 to June 2007.  Prior to that, Mr. Costabile held a number of positions involving sales, marketing, product management and financial advisor training within different divisions of Citigroup, Inc. including: Citigroup Alternative Investments from May 2003 to February 2005 (sales manager for hedge funds, private equity funds, structured products and exchange funds); the Private Capital Group from February 2001 to May 2003 (sales desk manager for alternative funds for Smith Barney and Citi Private Bank); Salomon Smith Barney Alternative Investment Group from February 1999 to February 2001 (producing sales desk manager for alternative investment funds); Smith Barney Alternative Investments from March 1998 to February 1999 (sales desk supervisor for alternative investment funds) and Smith Barney Capital Management from November 1997 to March 1998 (participating in sales, marketing and product management).  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Paul D. Harris, is a Vice President and Manager of MLAI.  Mr. Harris, 41 years old, has been Managing Director and head of Strategy and Marketing in the Alternative Investment group within GWRS since December 2009.  Mr. Harris has been listed as a principal of MLAI since August 26, 2010.  Mr. Harris is responsible for leading Strategy, Marketing and Information Management functional teams in developing alternative investment solutions, including hedge funds, managed futures, private equity and real assets investments for financial advisors.  Prior to joining BAC in December 2009, Mr. Harris was a Managing Director at PH Investment Group, LLC from May 2008 to November 2009, and before that a Director at Bridgewater Associates from August  2007 to March 2008.  Mr. Harris was also a Director at Citigroup Alternative Investments and the Strategy and M&A team at Citigroup’s investment bank from January 2003 to January 2007.  From January 2002 to January 2003, Mr. Harris was the Director of Business Development at Pomona Capital.  In addition, Mr. Harris worked in strategic consulting as a Project Leader at the Boston Consulting Group from September 1999 to January 2002.  Mr. Harris began his career in September 1992 in investment banking followed by Barclays Capital and Goldman Sachs in investment banking and capital markets in September 1992.  Mr. Harris holds an MBA from Harvard Business School and a BA in Economics and Politics from Essex University, UK.

Colleen R. Rusch is a Vice President and Manager of MLAI.  Ms. Rusch, 44 years old, has been a Vice President of MLAI since June 2008 and Managing Director of the GWIM Alternative Investment Group since January 2012. As Managing Director of GWIM Alternative Investment Ms. Rusch heads Alternative Investment Platform Management.  Prior to her role, Ms. Rusch was a Director responsible for overseeing GWIM’s Alternative Investments product and trading platform since 2007.  Ms. Rusch has applied to be listed as a principal of MLAI.  In addition, Ms. Rusch served as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an indirect wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as Vice President and Secretary of each of IQ’s publicly-traded closed-end mutual funds from June 2005 to October 2010. Prior to her role in GWRS, Ms. Rusch was a Director in the MLPF&S Global Private Client - Market Investment & Origination Group (“MIO”) from July 2005 to 2007.  Prior to her role as a Director in MIO, Ms. Rusch was a Director of Merrill Lynch Investment Managers from January 2005 to July 2005 and a Vice President from April 1993 to December 2004.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

MLAI acts as the sponsor, general partner or manager to nine public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, Highbridge Commodities FuturesAccess LLC, Man AHL FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)           Identification of Certain Significant Employees:

None.

(d)           Family Relationships:

None.

(e)           Business Experience:

See Item 10(a) and (b) above.

(f)            Involvement in Certain Legal Proceedings:

None.

(g)           Promoters and Control Persons:

On July 31, 2007, the CFTC issued an order against MLAI and its affiliate Merrill Lynch Investment Managers, L.P. (“MLIM”), to which MLAI and MLIM consented, containing findings, which the Sponsor and MLIM neither admitted nor denied, that MLAI and MLIM filed with the NFA a number of annual reports for commodity pools for which they acted as CPOs after the deadline established by the CFTC’s regulations, in violation of CFTC Regulation 4.22(c).  MLIM and MLAI were ordered to cease and desist from violating Regulation 4.22(c) and to pay a civil penalty in the amount of $500,000.

(h)           Section 16(a) Beneficial Ownership Reporting Compliance:

Not contained herein.

Code of Ethics:

MLAI and BAC have adopted a code of ethics which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable. (Neither the Fund nor MLAI has a nominating committee.)

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Fund nor MLAI has an audit committee.  There are no listed shares of the Fund or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions. The Fund does not have any officers, managers or employees.  The Fund pays brokerage commissions to an affiliate of MLAI and Sponsor Fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its Manager, MLAI.)

(b)           Security Ownership of Management:

As of March 1, 2012 MLAI owned no Unit-equivalent member interests, and the principals of MLAI did not own any Units.

(c)           Changes in Control:

None.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions, and Director Independence

(a)                                 Transactions between Merrill Lynch and the Fund

Some of the service providers to the Fund are affiliates of BAC.  However, none of the fees paid by the Fund to such BAC affiliates were negotiated and such fees charged to the Fund might be higher than would have been obtained in arms-length negotiations.

The Fund pays indirectly BAC through MLPF&S and MLAI substantial brokerage commissions and Sponsor fees as well as bid-ask spreads on forward currency trades.  The Fund also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

Within the BAC organization, MLAI is the beneficiary of the revenues received by different BAC entities from the Fund.  MLAI controls the management of the Fund and serves as its promoter.  Although MLAI has not sold any assets, directly or indirectly, to the Fund, MLAI makes substantial profits from the Fund due to the foregoing revenues.

No loans have been, are, or will be outstanding between MLAI or any of its principals and the Fund.

MLAI pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units.  MLAI is ultimately paid back for these expenditures from the revenues it receives from the Fund.

(b)           Certain Business Relationships:

MLPF&S, an affiliate of MLAI, acts as the principal commodity broker for the Fund.

In 2011 the Fund expensed:  (i) Brokerage Commissions of $0 to MLPF&S and $0 in management fees earned by HCM and MLAI, (ii) Sponsor Fees of $7,013 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)           Indebtedness of Management:

None.

(d)           Transactions with Promoters:

Not applicable.

(e)                                  Director Independence:

No person who served as a manager of MLAI would be considered independent (based on the definition of an independent director under NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for audit of the Fund’s annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2011 was $72,000.

Audit-Related Fees

There were no other audit-related fees billed for the period ended December 31, 2011 related to the Fund.

(b)                                 Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the period ended December 31, 2011 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(c)                                  All Other Fees

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules To  Be Updated

1.             Financial Statements (found in Exhibit 13.01):

2.             Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.             Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description to be updated

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Registration Statement on Form 10 filed on December 23, 2011 (“Registration Statement”).

3.01	Amended and Restated Limited Liability Company Operating Agreement of Highbridge Commodities FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on March 6, 2012.

10.01	Customer Agreement between Highbridge Commodities FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.1 contained in the Registration Statement.

10.02	Advisory Agreement

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the Registration Statement.

13.01	2011 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC
By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager
By:	/s/Justin C. Ferri
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2012 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Justin C. Ferri	Chief Executive Officer, President and Manager	March 23, 2012
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 23, 2012
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

s/ Deann Morgan	Vice President and Manager	March 23, 2012
Deann Morgan

/s/James L. Costabile	Vice President and Manager	March 23, 2012
James L. Costabile

/s/Paul D. Harris	Vice President and Manager	March 23, 2012
Paul D. Harris

/s/Colleen R. Rusch	Vice President and Manager	March 23, 2012
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

2011 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2011 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications