Form 10-K/A
period 2011-12-31
Highbridge Commodities FuturesAccess LLC
filed 2012-05-08
CIK 1534977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Four World Financial Center, 10th Floor

250 Vesey Street

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

212-449-3517

(Registrant’s telephone number, including area code

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The Units of limited liability company interest of the registrant are not publicly traded.  Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 29, 2012, Units of limited liability company interest with a Net Asset Value of $13,830,755 were outstanding and held by non-affiliates.

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

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A

Highbridge Commodities FuturesAccess LLC (the “Registrant”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 with respect to Item 15 (Exhibits, Financial Statement Schedules), to file the financial statements of the Registrant’s significant subsidiary.  The Report on Form 10-K was originally filed with the Securities and Exchange Commission on March 23, 2012 (the “Original Form 10-K”).

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and the Registrant has not updated disclosures included therein to reflect any events that occurred subsequent to March 23, 2012.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

1. Financial Statements (found in Exhibit 13.01):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS:

Statement of Financial Condition as of December 31, 2011

Statements of Operations for the period November 1, 2011 (commencement of operations) to December 31, 2011

Statement of Changes in Members’ Capital for the period November 1, 2011 to (commencement of operations) to December 31, 2011

Financial Data Highlights for the period November 1, 2011 (commencement of operations) to December 31, 2011

Notes to Financial Statements

2. Financial Statement Schedules (found in Exhibit 13.02):

Financial Statements of Highbridge Commodities FuturesAccess Master Fund Ltd.:

Report of Independent Registered Public Accounting Firm

Statement of Financial Condition as of December 31, 2011

Statement of Operations for the period November 1, 2011 (commencement of operations) to December 31, 2011

Statement of Changes in Shareholders’ Equity for the period November 1, 2011 (commencement of operations) to December 31, 2011

Financial Data Highlights for the period November 1, 2011 (commencement of operations) to December 31, 2011

Notes to Financial Statements

Financial statement schedules not included in this Form 10-K/A have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3. Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Form 10-K/A:

Designation	Description

3.01	Certificate of Formation of Highbridge Commodities FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the Registrant’s Registration Statement on Form 10 filed on December 23, 2011 (“Registration Statement”).

3.02	Amended and Restated Limited Liability Company Operating Agreement of Highbridge Commodities FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Report on Form 8-K filed on March 6, 2012.

10.01	Customer Agreement between Highbridge Commodities FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.1 contained in the Registration Statement.

10.02	Amended and Restated Advisory Agreement among Highbridge Commodities Futures Access Master Fund Ltd., Merrill Lynch Alternative Investments LLC and Highbridge Capital Management LLC.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the Registration Statement.

10.03	Amendment to Amended and Restated Advisory Agreement among Highbridge Commodities FuturesAccess Master Fund Ltd., Merrill Lynch Alternative Investments LLC and Highbridge Capital Management LLC.

Exhibit 10.03	Is incorporated by reference from Exhibit 10.01 contained in the Registrant’s Report on Form 8-K filed on April 5, 2012.

13.01	2011 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

Exhibit 13.02	Financial Statements of Highbridge Commodities FuturesAccess Master Fund Ltd. and Report of Independent Registered Public Accounting Firm

Exhibit 13.02:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01
and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager

	By	/s/ Deann Morgan
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 7, 2012

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

2011 FORM 10-K/A

Amendment No. 1

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2011 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 13.02	Financial Statements of Highbridge Commodities FutureAccess Master Fund Ltd. and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a — 14(a) / 15d — 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications