Form 10-Q
period 2012-03-31
Highbridge Commodities FuturesAccess LLC
filed 2012-05-11
CIK 1534977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number    0-54573

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(Exact Name of Registrant as specified in its charter)

Delaware	45-2608276
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center, 10TH Floor

250 Vesey Street

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

212-449-3517

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of March 31, 2012, 21,193,366 units of limited liability company interest were outstanding.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS:

Investment in Highbridge Commodities FuturesAccess Master Fund	$21,409,330	$17,568,247
Receivable from Highbridge Commodities FuturesAccess Master Fund	29,705	10,024,233
Cash and cash equivalents	119,842	18,038
Other assets	132,827	33,955

TOTAL ASSETS	$21,691,704	$27,644,473

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	27,769	5,006
Redemptions payable	29,705	10,024,233
Other liabilities	86,618	115,972

Total liabilities	144,092	10,145,211

MEMBERS’ CAPITAL:
Members’ Interest (21,193,366 Units and 18,534,585 Units)	21,547,612	17,499,262
Total members’ capital	21,547,612	17,499,262

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$21,691,704	$27,644,473

NET ASSET VALUE PER UNIT:
(Based on 21,193,366 and 18,534,585 Units outstanding, unlimited Units authorized)

Class A	$1.0102	$0.9385
Class C	$1.0061	$0.9370
Class D	$1.0494	$0.9713
Class I	$1.0120	$0.9392
Class Z	$—	$0.9409

See notes to financial statements.

 HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF OPERATIONS

(unaudited)

For the three months ended March 31, 2012
NET INVESTMENT INCOME (LOSS) ALLOCATED FROM HIGHBRIDGE COMMODITIES FUTURESACCESS MASTER FUND LTD:

Management fees	$(77,806)
Performance fees	(108,455)
Other	(52,141)

Total net investment income (loss) allocated from Highbridge Commodities FuturesAccess Master Fund Ltd	(238,402)

FUND EXPENSES:
Sponsor fees	54,738
Other	87,893
Total Fund expenses	142,631

NET INVESTMENT INCOME PROFIT (LOSS)	(381,033)

REALIZED AND UNREALIZED PROFIT (LOSS) ON INVESTMENTS ALLOCATED FROM HIGHBRIDGE COMMODITIES FUTURESACCESS MASTER FUND LTD:
Realized, net	966,139
Change in unrealized, net	1,080,470
Brokerage commissions	(17,272)
Net profit (loss) from derivative contracts	2,029,337

NET PROFIT (LOSS)	$1,648,304

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	3,812,415
Class C	5,652,413
Class D	3,988,980
Class I	1,732,628
Class Z*	7,965,776

Net income (loss) per weighted average Unit
Class A	$0.0506
Class C	$0.0459
Class D	$0.0697
Class I	$0.0586
Class Z*	$0.1024

*Units liquidated as of February 29, 2012. (Presentation of weighted average units outstanding and net income (loss) per weighted average units for this share class is for the period January 1, 2012 to February 29, 2012.)

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(unaudited) (in Units)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital March 31, 2012

Class A	1,067,047	4,776,140	—	5,843,187
Class C	1,858,272	6,764,348	(29,526)	8,593,094
Class D	2,313,375	1,998,634	—	4,312,009
Class I	78,014	2,367,062	—	2,445,076
Class Z*	13,217,877	—	(13,217,877)	—

Total Members’ Units	18,534,585	15,906,184	(13,247,403)	21,193,366

*Units liquidated as of February 29, 2012.

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2012

 (unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income(loss)	Members’ Capital March 31, 2012
Class A	$1,001,468	$4,708,432	$—	$192,986	$5,902,886
Class C	1,741,170	6,674,183	(29,706)	259,578	8,645,225
Class D	2,246,958	2,000,000	—	278,217	4,525,175
Class I	73,268	2,299,448	—	101,610	2,474,326
Class Z*	12,436,398	—	(13,252,311)	815,913	—

Total Members’ Capital	$17,499,262	$15,682,063	$(13,282,017)	$1,648,304	$21,547,612

*Units liquidated as of February 29, 2012.

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class Z*

Net asset value, beginning of period	$0.9385	$0.9370	$0.9713	$0.9392	$0.9409

Net realized and net change in unrealized trading profit	0.0798	0.0797	0.0827	0.0799	0.0764
Expenses	(0.0081)	(0.0106)	(0.0046)	(0.0071)	(0.0031)
Net asset value, before liquidation	1.0102	1.0061	1.0494	1.0120	1.0142
Less liquidating distribution	—	—	—	—	1.0142
Net asset value, end of period	$1.0102	$1.0061	$1.0494	$1.0120	$—

Total Return: (b)

Total return before Performance fees	7.64%	7.37%	8.05%	7.75%	7.80%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	7.64%	7.37%	8.05%	7.75%	7.80%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	0.82%	1.07%	0.44%	0.72%	0.30%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.82%	1.07%	0.44%	0.72%	0.30%

Net investment income (loss)	-0.82%	-1.07%	-0.44%	-0.72%	-0.30%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

*Units liquidated as of February 29, 2012.

See notes to financial statements.

 HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Highbridge Commodities FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (the “Program”), was organized under the Delaware Limited Liability Company Act on June 15, 2011 and commenced trading activities on November 1, 2011. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. The Fund is part of a master-feeder structure that will invest substantially all of its assets through Highbridge Commodities FuturesAccess Master Fund Ltd. (the “HCFA Master Fund”), which has the same investment objective as the Fund. The HCFA Master Fund will engage in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities.

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the Sponsor of the Fund. MLAI has delegated commodities trading authority for the HCFA Master Fund to Highbridge Capital Management, LLC (“HCM” or “Trading Advisor”). MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the HFCA Master Fund’s commodity broker. Merrill Lynch International Bank (“MLIB”) is the HFCA Master Fund’s forward contracts broker. Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”.

The Program is a group of commodity pools sponsored by MLAI (each pool is a “Program Fund” or collectively, “Program Funds”) each of which places substantially all of its assets in a managed futures or forward trading account managed by a single or multiple commodity trading advisors. Each Program Fund is generally similar in terms of fees, Classes of Units and redemption rights.  Each of the Program Funds implements a different trading strategy.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2012 and the results of its operations for the three months ended March 31, 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2011.

Estimates

The preparation of financial statements in conformity with accounting principles U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences could be material.

Initial Offering and Organizational Costs

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance and initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units.

2.               INVESTMENT IN HFCA MASTER FUND

The HCFA Master Fund’s Statement of Financial Condition and Schedule of Investments as of March 31, 2012 and December 31, 2011 and the Statement of Operations for the three months ended March 31, 2012 are presented below.

 HIGHBRIDGE COMMODITIES FUTURESACCESS MASTER FUND LTD.

(a Cayman Islands Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $5,402,616 for 2012 and $3,818,791 for 2011)	$42,314,784	$27,850,419
Net unrealized profit on open futures contracts	1,131,127	11,817
Cash and cash equivalents	384,213	453,090
Other assets	50,000	10,000

TOTAL ASSETS	$43,880,124	$28,325,326

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Net unrealized loss on open futures contracts	$—	$539,172
Advisory fees payable	321,285	34,534
Redemptions payable	4,708,209	10,024,233
Other liabilities	215,219	159,140

Total liabilities	5,244,713	10,757,079

Shareholders Equity:
Shareholders Equity (37,364,333 Units and 18,554,920 Units outstanding, unlimited Units authorized)	38,635,411	17,568,247
Total members’ capital	38,635,411	17,568,247

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$43,880,124	$28,325,326

NET ASSET VALUE PER UNIT:

Class DA	$1.0278	$0.9468
Class DI	$1.0203	$—
Class DU	$1.0775	$—

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS MASTER FUND LTD.

(a Cayman Islands Company)

STATEMENT OF OPERATIONS

(unaudited)

For the three months ended March 31, 2012
TRADING PROFIT (LOSS):

Realized, net	$1,751,361
Change in unrealized, net	1,658,482
Brokerage commissions	(33,975)

Total trading profit (loss), net	3,375,868

EXPENSES:
Management fee	148,550
Performance fee	292,705
Other	99,592
Total expenses	540,847

NET INVESTMENT INCOME (LOSS)	(540,847)

NET INCOME (LOSS)	$2,835,021

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class DA	20,268,391
Class DI*	10,469,500
Class DU	10,833,501

Net income (loss) per weighted average Unit
Class DA	$0.0884
Class DI*	$0.0203
Class DU	$0.0767

*Units issued on February 1, 2012.

See notes to financial statements.

The HCFA Master Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2012, and December 31, 2011 are as follows:

March 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	on Open Positions	Shareholders’ Equity	Maturity Dates

Agriculture	771	$91,692	0.24%	(598)	$633,087	1.64%	$724,779	1.88%	April 12 - November 12
Currencies	270	(426,420)	-1.10%	—	—	0.00%	(426,420)	-1.10%	June 12
Energy	273	(317,764)	-0.82%	(263)	546,205	1.41%	228,441	0.59%	April 12 - July 12
Metals	593	(1,123,306)	-2.91%	(565)	1,727,633	4.47%	604,327	1.56%	April 12 - July 12

Total, net		$(1,775,798)	-4.59%		$2,906,925	7.52%	$1,131,127	2.93%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	on Open Positions	Shareholders’ Equity	Maturity Dates

Agriculture	480	$23,249	0.13%	(487)	$(2,379)	-0.01%	$20,870	0.12%	February 12 - July 12
Currencies	112	52,150	0.30%	—	-	0.00%	52,150	0.30%	March 12
Energy	165	(194,315)	-1.11%	(162)	338,464	1.93%	144,149	0.82%	January 12 - April 12
Metals	366	(1,368,821)	-7.79%	(357)	624,297	3.55%	(744,524)	-4.24%	January 12 - April 12

Total,net		$(1,487,737)	-8.47%		$960,382	5.47%	$(527,355)	-3.00%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2012 and December 31, 2011.

3.               FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in Equity in commodity trading account on the Statements of Financial Condition.  Any change in net unrealized profit or loss from the preceding period is reported on the Statement of Operations.

The fair value measurement guidance established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments, in the HCFA Master Fund, measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III — Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. MLAI’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

Following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

Exchange traded investments are fair valued by the HCFA Master Fund by using the reported closing price on the primary exchange where it trades such investments.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into its process for determining fair values.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value.

The HCFA Master Fund has determined that Level I securities would include its futures and options contracts where it believes that quoted prices are available in an active market.

Where the HCFA Master Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The HCFA Master Fund determined that Level II securities would include its forward and certain futures contracts.

The HCFA Master Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of March 31, 2012 and December 31, 2011 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(1,775,798)	$(478,352)	$(1,297,446)	$—
Short	2,906,925	1,166,982	1,739,943	—
	1,131,127	688,630	442,497	—

Forwards
Long	—	—	—	—
Short	—	—	—	—
	—	—	—	—

March 31, 2012	$1,131,127	$688,630	$442,497	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(1,487,737)	$(884,372)	$(603,365)	$—
Short	960,382	345,200	615,182	—
	(527,355)	(539,172)	11,817	—

Forwards
Long	—	—	—	—
Short	—	—	—	—
	—	—	—	—

December 31, 2011	$(527,355)	$(539,172)	$11,817	$—

The HCFA Master Fund’s volume of trading forward and futures as of and for the period ended March 31, 2012 and December 31, 2011, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the quarter ended March 31, 2012.

The HCFA Master Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for derivatives and hedging activities. The fair value amounts of and the net profits and losses on derivative instruments is disclosed in the Statements of Financial Condition and Statement of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount, or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The following table indicates the HCFA Master Fund’s trading profits and losses, before brokerage commissions, by commodity industry sector on derivative instruments for the three month period ended March 31, 2012:

For the three months ended
March 31, 2012
Commodity Industry Sector	profit (loss) from trading, net

Agriculture	$76,742
Currencies	339,020
Energy	2,855,635
Metals	138,446

Total, net	$3,409,843

The HCFA Master Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse MLPF&S or other BAC entities.  HCFA Master Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the HCFA Master Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the HCFA Master Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

4.               MARKET AND CREDIT RISK

The nature of this Fund has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s net unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Statements of Financial Condition. The HCFA Master Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the HCFA Master Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of HCM, calculating the Net Asset Value of the HCFA Master Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the HCFA Master Fund’s market exposure, MLAI may urge HCM to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which consist simply of the ongoing process of advisor monitoring, along with monitoring the market risk controls being applied by HCM is sufficient to detect if any such intervention if needed.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. The HCFA Master Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

The HCFA Master Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity trading accounts on the Statements of Financial Condition.

Indemnifications

In the normal course of business, the HCFA Master Fund has entered, or may in the future enter into agreements that obligate the HCFA Master Fund to indemnify third parties, including affiliates of the HCFA Master Fund, for breach of certain representations and warranties made by the HCFA Master Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the HCFA Master Fund’s experience, MLAI expected the risk of loss to be remote and, therefore, no provision has been recorded.

5.               RELATED PARTY TRANSACTIONS

Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI performs the transfer agent and investor services functions for the Fund.  The agreement with the transfer agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the quarter ended March 31, 2012 amounted to $1,010, of which $1,205 was payable to the Transfer Agent as of March 31, 2012.

6.               SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financials were able to be issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the period is a useful performance measure for the investors of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date will generally equal the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued brokerage commissions, sponsor’s, management and performance fees, and any operating costs and other liabilities of the Fund. MLAI is authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2012	$0.9958	$1.0092	$1.0102

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2012	$0.9934	$1.0059	$1.0061

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2012	$1.0319	$1.0471	$1.0494

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2012	$0.9969	$1.0106	$1.0120

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS Z

	Jan.	Feb.	Mar.
2012	$0.9996	$1.0142	n/a

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The HCFA Master Fund’s assets generally are its (i) equity in its trading account, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2012 and there was no impact on the HCFA Master Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012, Fund capital increased 23.13% from $17,499,262 to $21,547,612.  This increase was attributable to the net profit from operations of $1,648,304 coupled with the redemption of 13,247,403 Redeemable Units resulting in an outflow of $13,282,017.  The cash outflow was offset with cash inflow of $15,682,063 due to subscriptions of 15,906,184 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included as a component of equity in a commodity trading account on the Statements of Financial Condition.  Realized profits or losses and any change in net unrealized profits or losses from the preceding period are reported in the Statement of Operations.

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of March 31, 2012 the Fund holds no cash equivalents. Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on our treatment of fair value, see Note 3, Fair Value of Investments.

Futures Contracts

The HCFA Master Fund trades listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The HCFA Master Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the HCFA Master Fund’s Statement of Financial Condition.  Contracts are priced daily by the HFCA Master Fund and the profit or loss based on the daily mark to market are recorded as unrealized profits.  When the contract is closed, the HFCA Master Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations.  The HFCA Master Fund also trades futures contracts on the London Metals Exchange (LME).  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the HCFA Master Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized profit or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized profits (losses) and changes in unrealized profits (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statement of Operations.

Interest Rates and Income

The HCFA Master Fund currently earns interest based on the prevailing Fed Funds rate plus a spread for short cash positions and minus a spread for long cash positions. The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each Member is individually responsible for reporting income or loss based on such Member’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements.

The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2011, although the Fund has not yet made any tax filings related to 2011.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Fund

conducts certain trading activities.   The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Fund.

Results of Operations

January 1, 2012 to March 31, 2012

January 1, 2012 to March 31, 2012

The Master Fund experienced a net trading profit of $3,409,843, in the first quarter of 2012. The Fund’s profits were attributable to the energy, metals, currencies and agriculture sectors posting profits.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. Energy was a positive contributor on an absolute and relative basis as a result of short exposure to natural gas and long exposure to the energy products. Most of the energy products had positive performance for the month on strong global demand and escalating tensions with Iran. Warmer than expected weather in the U.S. and record gas volumes in storage put downward pressure on natural gas. Profits were posted to the Fund in the middle of the quarter. Energy was a positive contributor on an absolute and relative basis as a result of short exposure to natural gas and long exposure to the energy products. Most of the energy products had positive performance for the month on strong global demand and escalating tensions with Iran. Warmer than expected weather in the U.S. and record gas volumes in storage put downward pressure on natural gas. Profits were posted to the Fund at the end of the quarter.  The Funds short position in natural gas was a strong contributor while the long positions in the energy products were moderately positive. Warmer than expected weather in the U.S. and continued record gas volumes in storage put downward pressure on natural gas, as it fell during the month of March. Concerns related to the lack of storage capacity entering the summer months may have also contributed to the decline. Gasoline was up as refinery halts in the U.S. and Europe raised supply concerns as we approach the summer driving season.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as this sector had strong performance as aluminum, copper, zinc and nickel were all up for the month in response to positive economic data, including stronger than expected Chinese industrial production. Volatility in silver remained high as this commodity was up in January after declining in December. Losses were posted to the Fund in the middle of the quarter. Nickel was down on the month based on record production and with supply growth coming out of Brazil and Australia.  Silver profited, gold was down modestly and overall short exposure to the sector detracted from returns. Losses were posted to the Fund at the end of the quarter led by aluminum and nickel, based on expectations for slowing demand out of China. Silver and gold were both down. India’s government announced an increase in the gold-import tax which is expected to impact demand from one of the world’s biggest buyers. Losses were posted to the Fund at the end of the quarter.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning through the middle of the quarter as commodity currencies rallied. Losses were posted to the Fund at the end of the quarter as commodity currencies sold off during the month leading to the Fund’s negative performance.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. Grains gave back some of the profits from December as the U.S. Department of Agriculture released slightly higher than expected inventories for most crops.  However, downward pressure was partially offset by concerns related to volatile weather in South America.  The Fund’s overweight corn / underweight wheat position detracted from performance as corn was slightly down and wheat was modestly up.  Performance of the Softs was mixed for the month. Profits in coffee, fell due to the outlook for increased inventories and production, were offset by losses in cocoa, which increased as stockpiles fell and dry weather in the Ivory Coast threatened output. Profits were posted to the Fund in the middle of the quarter. Soybeans and sugar were both up contributing to the sector’s positive performance. Dry weather in Argentina and Brazil reduced soybean supply expectations while the market continued to experience strong demand from China. Sugar was up on concerns that weather conditions will limit the rebuilding of production by major buyers including China and Indonesia. In a reversal from January, coffee was down as supply concerns eased on upwardly revised inventory figures in Brazil and expected production increases in Indonesia and Honduras. The overweight corn/underweight wheat position was positive as corn outperformed wheat.  Profits were posted to the Fund at the end of the quarter. Soybeans were up as dry weather in Argentina and Brazil reduced supply expectations. Cotton was up on news that India, the world’s second largest exporter, imposed a ban on cotton exports until September. Coffee was down on forecasts for a record crop out of Brazil. Performance for the Fund’s overweight corn / underweight wheat position was negative as corn underperformed wheat even as both commodities rallied at the end of the month following the U.S. Department of Agriculture’s Prospective Plantings report. Overall, the Fund’s positioning in the sector resulted in positive performance for the month.

The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Introduction

The Fund’s sole investment is in a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes and all or substantially all of the HCFA Master Fund’s assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements result in frequent changes in the fair market value of the HCFA Master Fund’s open positions and, consequently, in its earnings and cash flow. The HCFA Master Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the HCFA Master Fund’s open positions and the liquidity of the markets in which it trades.

The HCFA Master Fund, under the direction of HCM, rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the HCFA Master Fund’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the HCFA Master Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the HCFA Master Fund’s speculative trading and the recurrence in the markets traded by the HCFA Master Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the HCFA Master Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the HCFA Master Fund’s losses in any market sector will be limited to Value at Risk or by the HCFA Master Fund’s attempts to manage its market risk.

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk, through the HCFA Master Fund exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The HCFA Master Fund’s risk exposure in the various market sectors traded by HCM is quantified below in terms of Value at Risk.  Due to the HCFA Master Fund’s fair value accounting, any loss in the fair value of the HCFA Master Fund’s open positions is directly reflected in the HCFA Master Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the HCFA Master Fund as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the HCFA Master Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

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

The HCFA Master Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the HCFA Master Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2012 the HCFA Master Fund’s average Month-end Net Asset Value was approximately $27,870,551.

March 31, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$1,346,281	4.83%	$1,553,446	$1,196,353
Currencies	792,078	2.84%	913,962	703,868
Energy	424,330	1.52%	489,626	377,075
Metals	1,122,541	4.03%	1,295,277	997,530

Total	$3,685,230	13.22%	$4,252,311	$3,274,826

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the HCFA Master Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the HCFA Master Fund.  The magnitude of the HCFA Master Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Fund to incur severe losses over a short period of time.   The foregoing Value at Risk table — as well as the past performance of the HCFA Master Fund — gives no indication of this “risk of ruin.”

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S and MLIB

The HCFA Master Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

The HCFA Master Fund also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S and MLIB. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the HCFA Master Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The HCFA Master Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and HCM for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the HCFA Master Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the HCFA Master Fund. There can be no assurance that the HCFA Master Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the HCFA Master Fund as of March 31, 2012, by market sector.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond positions held by the HCFA Master Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the HCFA Master Fund’s profitability. The HCFA Master Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the HCFA Master Fund also takes positions in the government debt of smaller nations (e.g., Australia). MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

Metals

The HCFA Master Fund’s metals market exposure is to fluctuations in both the price of precious and non-precious metals.

Agricultural Commodities

The HCFA Master Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock and corn accounted for the substantial bulk of the HCFA Master Fund’s agricultural commodities exposure as of March 31, 2012.

Energy

The HCFA Master Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the HCFA Master Fund as of March 31, 2012.

U.S. Dollar Cash Balance

The HCFA Master Fund holds U.S. dollars in cash at MLPF&S. The HCFA Master Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of Highbridge Commodities FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange

Commission on March 23, 2012.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,395,668	1,487,126	$0.9385
Feb-12	483,671	485,711	0.9958
Mar-12	2,829,093	2,803,303	1.0092
Apr-12	2,198,525	2,176,327	1.0102

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,544,195	1,648,020	$0.9370
Feb-12	1,313,310	1,322,035	0.9934
Mar-12	3,816,678	3,794,293	1.0059
Apr-12	2,523,183	2,507,885	1.0061

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,000,000	1,029,548	$0.9713
Feb-12	1,000,000	969,086	1.0319
Mar-12	—	—	1.0471
Apr-12	—	—	1.0494

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,219,448	1,298,390	$0.9392
Feb-12	—	—	0.9969
Mar-12	1,080,000	1,068,672	1.0106
Apr-12	453,750	448,370	1.0120

CLASS Z

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$0.9409
Feb-12	—	—	0.9996
Mar-12	—	—	1.0142
Apr-12	—	—	—

(1) Beginning of the month Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C, Class DS, Class DT and Class Z Units are not subject to any sales commissions.

(b) Not applicable.

(c) Not applicable.

Item 3.                                  Defaults Upon Senior Securities

None.

Item 4.                                  Mine Safety Disclosures

Not Applicable.

Item 5.                                  Other Information

None.

Item 6.                                  Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and 31.02 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02: Are filed herewith.

32.01 and 32.02 Section 1350 Certifications

Exhibit 32.01 and 32.02  Are filed herewith.

Exhibit 101 Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month periods ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): ( i ) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to  liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

.
	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 11, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 11, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)