Form 10-Q
period 2012-06-30
Highbridge Commodities FuturesAccess LLC
filed 2012-08-14
CIK 1534977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2012, 35,380,747 units of limited liability company interest were outstanding.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS:

Investment in Highbridge Commodities FuturesAccess Master Fund	$31,022,029	$17,568,247
Receivable from Highbridge Commodities FuturesAccess Master Fund	—	10,024,233
Cash	225,093	18,038
Other assets	75,000	33,955

TOTAL ASSETS	$31,322,122	$27,644,473

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	42,531	5,006
Redemptions payable	—	10,024,233
Other liabilities	113,598	115,972

Total liabilities	156,129	10,145,211

MEMBERS’ CAPITAL:
Members’ Interest (35,380,747 Units and 18,534,585 Units)	31,165,993	17,499,262
Total members’ capital	31,165,993	17,499,262

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$31,322,122	$27,644,473

NET ASSET VALUE PER UNIT:
(Based on 35,380,747 and 18,534,585 Units outstanding, unlimited Units authorized)

Class A	$0.8773	$0.9385
Class C	$0.8715	$0.9370
Class D	$0.9148	$0.9713
Class I	$0.8797	$0.9392
Class Z	$—	$0.9409

See notes to financial statements.

 HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
NET INVESTMENT INCOME (LOSS) ALLOCATED FROM HIGHBRIDGE COMMODITIES FUTURESACCESS MASTER FUND LTD:

Management fees	$(107,900)	$(185,706)
Performance fees	93,143	(15,312)
Other	(45,022)	(97,163)

Total net investment income (loss) allocated from Highbridge Commodities FuturesAccess Master Fund Ltd	(59,779)	(298,181)

FUND EXPENSES:
Sponsor fees	116,681	171,419
Other	77,638	165,531
Total Fund expenses	194,319	336,950

NET INVESTMENT INCOME PROFIT (LOSS)	(254,098)	(635,131)

REALIZED AND UNREALIZED PROFIT (LOSS) ON INVESTMENTS ALLOCATED FROM HIGHBRIDGE COMMODITIES FUTURESACCESS MASTER FUND LTD:
Realized, net	(2,956,348)	(1,990,209)
Change in unrealized, net	(1,090,938)	(10,468)
Brokerage commissions	(29,531)	(46,803)
Net profit (loss) from derivative contracts	(4,076,817)	(2,047,480)

NET PROFIT (LOSS)	$(4,330,915)	$(2,682,611)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	9,310,604	6,561,509
Class C	13,101,106	9,376,759
Class D	5,057,260	4,523,120
Class I	3,774,554	2,753,591
Class Z*	—	7,965,776

Net income (loss) per weighted average Unit
Class A	$(0.1340)	$(0.1607)
Class C	$(0.1368)	$(0.1634)
Class D	$(0.1449)	$(0.1005)
Class I	$(0.1479)	$(0.1659)
Class Z*	$—	$0.1024

*Units liquidated as of February 29, 2012. (Presentation of weighted average units outstanding and net income (loss) per weighted average units for this share class is for the period January 1, 2012 to February 29, 2012.)

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited) (in Units)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital June 30, 2012
Class A	1,067,047	9,686,267	(86,140)	10,667,174
Class C	1,858,272	13,239,833	(29,526)	15,068,579
Class D	2,313,375	3,116,511	—	5,429,886
Class I	78,014	4,137,094	—	4,215,108
Class Z*	13,217,877	—	(13,217,877)	—

Total Members’ Units	18,534,585	30,179,705	(13,333,543)	35,380,747

*Units liquidated as of February 29, 2012.

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income(loss)	Members’ Capital June 30, 2012
Class A	$1,001,468	$9,498,248	$(87,044)	$(1,054,425)	$9,358,247
Class C	1,741,170	12,953,642	(29,706)	(1,532,607)	13,132,499
Class D	2,246,958	3,175,000	—	(454,740)	4,967,218
Class I	73,268	4,091,513	—	(456,752)	3,708,029
Class Z*	12,436,398	—	(13,252,311)	815,913	—

Total Members’ Capital	$17,499,262	$29,718,403	$(13,369,061)	$(2,682,611)	$31,165,993

*Units liquidated as of February 29, 2012.

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0102	$1.0061	$1.0494	$1.0120

Net realized and net change in unrealized trading profit (loss)	(0.1269)	(0.1263)	(0.1320)	(0.1272)
Expenses	(0.0060)	(0.0083)	(0.0026)	(0.0051)
Net asset value, end of period	$0.8773	$0.8715	$0.9148	$0.8797

Total Return: (a)

Total return before Performance fees	-13.16%	-13.37%	-12.83%	-13.07%
Performance fees	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-13.16%	-13.37%	-12.83%	-13.07%

Ratios to Average Member’s Capital:

Expenses (excluding Performance fees)	0.63%	0.87%	0.26%	0.53%
Performance fees	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.63%	0.87%	0.26%	0.53%

Net investment income (loss)	-0.63%	-0.87%	-0.26%	-0.53%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class Z*
Per Unit Operating Performance:

Net asset value, beginning of period	$0.9385	$0.9370	$0.9713	$0.9392	$0.9409

Net realized and net change in unrealized trading profit (loss)	(0.0471)	(0.0466)	(0.0494)	(0.0473)	0.0764
Expenses	(0.0141)	(0.0189)	(0.0071)	(0.0122)	(0.0031)
Net asset value, before liquidation	0.8773	0.8715	0.9148	0.8797	1.0142
Less liquidating distribution	—	—	—	—	1.0142
Net asset value, end of period	$0.8773	$0.8715	$0.9148	$0.8797	$—

Total Return: (b)

Total return before Performance fees	-6.52%	-6.99%	-5.82%	-6.33%	7.80%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-6.52%	-6.99%	-5.82%	-6.33%	7.80%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	1.45%	1.95%	0.70%	1.25%	0.30%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.45%	1.95%	0.70%	1.25%	0.30%

Net investment income (loss)	-1.45%	-1.95%	-0.70%	-1.25%	-0.30%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

*Units liquidated as of February 29, 2012.

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Highbridge Commodities FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (“FuturesAccess”), fund was organized under the Delaware Limited Liability Company Act on June 15, 2011 and commenced trading activities on November 1, 2011. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. The Fund is part of a master-feeder structure that will invest substantially all of its assets through Highbridge Commodities FuturesAccess Master Fund Ltd. (the “Master Fund”), which has the same investment objective as the Fund. The Master Fund will engage in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Highbridge Capital Management, LLC (“HCM” or “trading advisor”) is the trading advisor of the Master Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”.  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Master Fund’s commodity broker. Merrill Lynch International Bank (“MLIB”) is the Master Fund’s primary foreign exchange forward prime broker.

FuturesAccess offers investors the opportunity to allocate and reallocate capital among a number of managed futures and other commodity trading advisors collectively employing different technical, fundamental, systematic and/or discretionary trading strategies or to those fund of funds for which MLAI allocates capital to a number of trading advisors.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2012 and December 31, 2011 and the results of its operations for the three and six months ended June 30, 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences could be material.

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

2.             INVESTMENT IN MASTER FUND

The Master Fund’s Statements of Financial Condition and Schedule of Investments as of June 30, 2012 and December 31, 2011 and the Statements of Operations for the three and six months ended June 30, 2012 are presented below.

 HIGHBRIDGE COMMODITIES FUTURESACCESS MASTER FUND LTD.

(a Cayman Islands Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $6,191,786 for 2012 and $3,818,791 for 2011)	$13,403,773	$27,850,419
Net unrealized profit on open futures contracts	56,807	11,817
Cash	45,274,253	453,090
Other assets	100,000	10,000

TOTAL ASSETS	$58,834,833	$28,325,326

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Net unrealized loss on open futures contracts	$994,127	$539,172
Advisory fees payable	71,994	34,534
Redemptions payable	—	10,024,233
Other liabilities	245,175	159,140

Total liabilities	1,311,296	10,757,079

Shareholders Equity:
Shareholders Equity (63,160,683 Units and 18,554,920 Units outstanding, unlimited Units authorized)	57,523,537	17,568,247
Total members’ capital	57,523,537	17,568,247

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$58,834,833	$28,325,326

NET ASSET VALUE PER UNIT:

Class DA	$0.8976	$0.9468
Class DI	$0.8918	$—
Class DU	$0.9463	$—

HIGHBRIDGE COMMODITIES FUTURESACCESS MASTER FUND LTD.

(a Cayman Islands Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
TRADING PROFIT (LOSS):

Realized, net	$(5,455,471)	$(3,704,111)
Change in unrealized, net	(2,068,447)	(409,965)
Brokerage commissions	(55,540)	(89,516)

Total trading profit (loss), net	(7,579,458)	(4,203,592)

EXPENSES:
Management fee	202,762	351,312
Performance fee	(266,128)	26,577
Other	84,561	184,153
Total expenses	21,195	562,042

NET INVESTMENT INCOME (LOSS)	(21,195)	(562,042)

NET INCOME (LOSS)	$(7,600,653)	$(4,765,634)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class DA	30,573,878	25,421,134
Class DI*	10,361,199	10,404,519
Class DU	15,677,774	13,255,637

Net income (loss) per weighted average Unit
Class DA	$(0.1353)	$(0.0923)
Class DI*	$(0.1285)	$(0.1075)
Class DU	$(0.1360)	$(0.0982)

*Units issued on February 1, 2012.

The Master Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2012, and December 31, 2011 are as follows:

June 30, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	on Open Positions	Shareholders’ Equity	Maturity Dates

Agriculture	511	$1,164,892	2.03%	(417)	$(1,132,581)	-1.97%	$32,311	0.06%	August 2012 - March 2013
Currencies	625	853,500	1.48%	—	—	0.00%	853,500	1.48%	September 2012
Energy	239	(153,867)	-0.27%	(353)	(802,995)	-1.40%	(956,862)	-1.67%	July 2012 - October 2012
Metals	875	(2,107,129)	-3.66%	(822)	1,240,860	2.16%	(866,269)	-1.50%	July 2012 - October 2012

Total, net		$(242,604)	-0.42%		$(694,716)	-1.21%	$(937,320)	-1.63%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	on Open Positions	Shareholders’ Equity	Maturity Dates

Agriculture	480	$23,249	0.13%	(487)	$(2,379)	-0.01%	$20,870	0.12%	February 2012 - July 2012
Currencies	112	52,150	0.30%	—	—	0.00%	52,150	0.30%	March 2012
Energy	165	(194,315)	-1.11%	(162)	338,464	1.93%	144,149	0.82%	January 2012 - April 2012
Metals	366	(1,368,821)	-7.79%	(357)	624,297	3.55%	(744,524)	-4.24%	January 2012 - April 2012

Total,net		$(1,487,737)	-8.47%		$960,382	5.47%	$(527,355)	-3.00%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2012 and December 31, 2011.

3.               FAIR VALUE OF INVESTMENTS

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments at the Master Fund (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in Equity in commodity trading accounts on the Statements of Financial Condition of the Master Fund.  Any change in net unrealized profit or loss from the preceding period is reported on the Statements of Operations.

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

Investments, in the Master Fund, measured and reported at fair value are classified and disclosed in one of the following categories:

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

Exchange traded investments are fair valued by the Master Fund by using the reported closing price on the primary exchange where it trades such investments.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into its process for determining fair values.

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

The Master Fund has determined that Level I securities would include its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Master Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Master Fund determined that Level II securities would include its forward and certain futures contracts.

The Master Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of June 30, 2012 and December 31, 2011 are as follows:

Net unrealized profit (loss) on open contracts

	Total	Level I	Level II	Level III

Futures
Long	$(242,604)	$1,949,851	$(2,192,455)	$—
Short	(694,716)	(2,137,553)	1,442,837	—
	(937,320)	(187,702)	(749,618)	—

Forwards
Long	—	—	—	—
Short	—	—	—	—
	—	—	—	—

June 30, 2012	$(937,320)	$(187,702)	$(749,618)	$—

Net unrealized profit (loss) on open contracts

	Total	Level I	Level II	Level III

Futures
Long	$(1,487,737)	$(884,372)	$(603,365)	$—
Short	960,382	345,200	615,182	—
	(527,355)	(539,172)	11,817	—

Forwards
Long	—	—	—	—
Short	—	—	—	—
	—	—	—	—

December 31, 2011	$(527,355)	$(539,172)	$11,817	$—

The Master Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2012 and the period ended December 31, 2011, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three or six months ended June 30, 2012.

The Master Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the Accounting Standards Codification (“ASC”) guidance for accounting for derivative and hedging activities. The fair value amounts of and the net profits and losses on derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount, or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The following table indicates the Master Fund’s trading profits and losses, before brokerage commissions, by commodity industry sector on derivative instruments for the three and six month periods ended June 30, 2012:

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(2,285,035)	$(2,208,293)
Currencies	5,328	344,347
Energy	(3,380,247)	(524,612)
Metals	(1,863,964)	(1,725,518)

Total, net	$(7,523,918)	$(4,114,076)

The Master Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse, MLPF&S or other BAC entities.  Master Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Master Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Master Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

4.               MARKET AND CREDIT RISKS

The nature of this Fund has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s net unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Statements of Financial Condition. The Master Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Master Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of HCM, calculating the Net Asset Value of the Master Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Master Fund’s market exposure, MLAI may urge HCM to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which consist simply of the ongoing process of trading advisor monitoring, along with monitoring the market risk controls being applied by HCM is sufficient to detect if any such intervention is needed.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. The Master Fund attempts to mitigate this risk by dealing exclusively with BAC entities as clearing brokers.

The Master Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized profit or loss on forward contracts for MLIB on the Statements of Financial Condition.

Indemnifications

In the normal course of business, the Master Fund has entered, or may in the future enter into agreements that obligate the Master Fund to indemnify third parties, including affiliates of the Master Fund, for breach of certain representations and warranties made by the Master Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Master Fund’s experience, MLAI expected the risk of loss to be remote and, therefore, no provision has been recorded.

5.               RELATED PARTY TRANSACTIONS

MLAI and the Fund have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Registrar and Transfer Agent performs the transfer agent and investor services functions for the Fund.  The agreement with the Registrar and Transfer Agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Registrar and Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the three and six months ended June 30, 2012 amounted to $1,336 and $2,346, respectively, of which $2,045 was payable to the Registrar and Transfer Agent as of June 30, 2012.

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

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date will generally equal the net asset value of the Fund’s investment in the Master Fund as of such date, plus any other assets held by the Fund, minus sponsor’s, fees, organizational expense amortization and any operating costs and other liabilities of the Fund. MLAI is authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$0.9958	$1.0092	$1.0102	$1.0105	$0.8901	$0.8773

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$0.9934	$1.0059	$1.0061	$1.0055	$0.8850	$0.8715

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$1.0319	$1.0471	$1.0494	$1.0511	$0.9270	$0.9148

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$0.9969	$1.0106	$1.0120	$1.0126	$0.8923	$0.8797

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS Z

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$0.9996	$1.0142	n/a	n/a	n/a	n/a

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Master Fund’s assets generally are its (i) equity in its trading accounts, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the three or six months ended June 30, 2012 and there was no impact on the Master Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2012, Fund capital increased 78.10% from $17,499,262 to $31,165,993.  This increase was attributable to the net loss from operations of $2,682,611 coupled with the redemption of 13,333,543

Redeemable Units resulting in an outflow of $13,369,061.  The cash outflow was offset with cash inflow of $29,718,403 due to subscriptions of 30,179,705 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included as a component of equity in commodity trading accounts on the Statements of Financial Condition.  Realized profits or losses and any change in net unrealized profits or losses from the preceding period are reported in the Statements of Operations.

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of June 30, 2012 the Fund holds no cash equivalents. Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on our treatment of fair value, see Note 3, Fair Value of Investments.

Futures Contracts

The Master Fund trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Master Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.  Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Master Fund’s Statements of Financial Condition.  Contracts are priced daily by the Master Fund and the profit or loss based on the daily mark to market are recorded as unrealized profits.  When the contract is closed, the Master Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations.  The Master Fund also trades futures contracts on the London Metals Exchange (LME).  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Master Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized profit or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized profits (losses) and changes in unrealized profits (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

Interest Rates and Income

The Master Fund currently earns interest based on the prevailing Fed Funds rate plus a spread for short cash positions and minus a spread for long cash positions. The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

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

January 1, 2012 to June 30, 2012

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

April 1, 2012 to June 30, 2012

The Master Fund experienced a net trading loss of $7,523,918, in the second quarter of 2012. The Fund’s profits were attributable to the currency sector posting profits while the metals, agriculture, and energy sectors posted losses.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning and end of the quarter with losses in the middle of the quarter.

The metals sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the quarter. Industrial metals had mixed performance during the month of April.  Aluminum was down while lead and zinc were up. Zinc has been one of the best performing industrial metals year-to-date based on concerns that upcoming mine closures and lack of investment in new mines will leave the market undersupplied. Silver and gold was down which contributed to the sector’s negative performance.  Losses were posted to the Fund in the middle of the quarter. Precious metals were a negative contributor during the month of May as gold and silver were down.  While precious metals were not immune to the broad delevering that occurred during May, they maintained their value. Losses were posted to the Fund at the end of the quarter. The industrials metals sector generated negative performance in June as copper and nickel rallied, respectively.  The sector spent the majority of the month in negative territory due to concerns around global economic growth. Precious metals were a positive contributor as gold advanced and silver detracted marginally.

The agriculture sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. Soybeans were up as drought conditions in South America continued to impact supply expectations. Losses were posted to the Fund in the middle of the quarter.  Agriculture detracted from May performance as soybeans fell given favorable weather reports in key growing areas in the Midwestern United States, which increased yield projections. The negative contribution of soybeans was partially offset by the trading program’s bearish positioning on corn, which was down in May due to expectations of a record harvest in the U.S. The trading program’s positioning within the softs led to mildly negative performance as cotton, coffee and sugar were down. Losses were posted to the Fund at the end of the quarter. The trading program’s bearish positioning in corn, based on expectations for the planting of record acreage, detracted and as the best performing commodity in June. The performance of corn reflected the expected impact of extreme weather in the U.S. during the critical pollination stage. The trading program’s bullish positioning in soybeans, up during the month of June, contributed to performance.  Despite abundant supplies, sugar and coffee rallied due to reports of below normal rainfall in India and unseasonably wet weather in Brazil.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The trading program’s bearish view on natural gas detracted from returns as the commodity rallied during the second half of the month of April on cooler than expected weather and evidence of potential production decreases. Gasoline fell on robust global production and signs that demand could be slowing. Losses were posted to the Fund in the middle of the quarter as natural gas rallied on news that U.S. power plants increased natural gas use due to switching from more traditional electric generation sources, such as coal.  Heating oil and gasoline fell in May on signs that demand could be slowing with weaker levels of economic activity.  The trading program’s short positioning in West Texas Intermediate crude oil, which was down partially offset negative performance from the trading program’s long positions in the energy products.  Losses were posted to the Fund at the end of the quarter. Energy detracted in June as natural gas rallied despite continued elevated inventory levels, partly in response to fears that Tropical Storm Debby would impact natural gas production as it approached coastal Florida in late June.  The trading program’s short positioning in West Texas Intermediate crude oil, which was down in June, partially offset negative performance.  Despite the reversal of the Seaway pipeline, West Texas Intermediate crude oil remains well supplied benefiting from increases in production and weakening demand. Brent crude and West Texas Intermediate crude oil were down significantly for the majority of June, but, rallied on the last trading day of the month on the stronger than expected news out of Europe, renewed fears of escalating tensions with Iran and oil industry labor strikes in Norway.

The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Introduction

The Fund’s sole investment is in a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes and all or substantially all of the Master Fund’s assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements result in frequent changes in the fair market value of the Master Fund’s open positions and, consequently, in its earnings and cash flow. The Master Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master Fund’s open positions and the liquidity of the markets in which it trades.

The Master Fund, under the direction of HCM, rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master Fund’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Master Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master Fund’s speculative trading and the recurrence in the markets traded by the Master Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Master Fund’s losses in any market sector will be limited to Value at Risk or by the Master Fund’s attempts to manage its market risk.

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk, through the Master Fund exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Master Fund’s risk exposure in the various market sectors traded by HCM is quantified below in terms of Value at Risk.  Due to the Master Fund’s fair value accounting, any loss in the fair value of the Master Fund’s open positions is directly reflected in the Master Fund’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are cash settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Master Fund as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Master Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

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

The Master Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Master Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2012 the Master Fund’s average Month-end Net Asset Value was approximately $39,016,122.

June 30, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$1,026,958	2.63%	$1,553,446	$590,467
Currencies	1,050,016	2.69%	1,517,976	703,868
Energy	817,798	2.10%	1,405,761	377,075
Metals	1,312,673	3.36%	1,744,116	997,530

Total	$4,207,445	10.78%	$6,221,299	$2,668,940

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Master Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately

1% and 10% of contract face value) as well as many times the capitalization of the Master Fund.  The magnitude of the Master Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Fund to incur severe losses over a short period of time.  The foregoing Value at Risk table — as well as the past performance of the Master Fund — gives no indication of this “risk of ruin.”

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Master Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Master Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and HCM for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Master Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Master Fund. There can be no assurance that the Master Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Master Fund as of June 30, 2012, by market sector.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond positions held by the Master Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Master Fund’s profitability. The Master Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Master Fund also takes positions in the government debt of smaller nations (e.g., Australia). MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

Metals

The Master Fund’s metals market exposure is to fluctuations in both the price of precious and non-precious metals.

Agricultural Commodities

The Master Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock and corn accounted for the substantial bulk of the Master Fund’s agricultural commodities exposure as of June 30, 2012.

Energy

The Master Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Master Fund as of June 30, 2012.

U.S. Dollar Cash Balance

The Master Fund holds U.S. dollars in cash at MLPF&S. The Master Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of Highbridge Commodities FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,395,668	1,487,126	$0.9385
Feb-12	483,671	485,711	0.9958
Mar-12	2,829,093	2,803,303	1.0092
Apr-12	2,198,525	2,176,327	1.0102
May-12	1,325,524	1,311,751	1.0105
Jun-12	1,265,767	1,422,049	0.8901
Jul-12	968,120	1,103,522	0.8773

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,544,195	1,648,020	$0.9370
Feb-12	1,313,310	1,322,035	0.9934
Mar-12	3,816,678	3,794,293	1.0059
Apr-12	2,523,183	2,507,885	1.0061
May-12	2,043,962	2,032,781	1.0055
Jun-12	1,712,314	1,934,819	0.8850
Jul-12	2,358,954	2,706,775	0.8715

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,000,000	1,029,548	$0.9713
Feb-12	1,000,000	969,086	1.0319
Mar-12	—	—	1.0471
Apr-12	—	—	1.0494
May-12	1,175,000	1,117,877	1.0511
Jun-12	—	—	0.9270
Jul-12	553,957	605,550	0.9148

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,219,448	1,298,390	$0.9392
Feb-12	—	—	0.9969
Mar-12	1,080,000	1,068,672	1.0106
Apr-12	453,750	448,370	1.0120
May-12	1,338,315	1,321,662	1.0126
Jun-12	—	—	0.8923
Jul-12	257,598	292,825	0.8797

CLASS Z

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$0.9409
Feb-12	—	—	0.9996
Mar-12	—	—	1.0142
Apr-12	—	—	—
May-12	—	—	—
Jun-12	—	—	—
Jul-12	—	—	—

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

31.01 and 31.02 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02: Are filed herewith.

32.01 and 32.02 Section 1350 Certifications

Exhibit 32.01 and 32.02 Are filed herewith.

Exhibit 101 Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): ( i ) Statements of Financial Condition (ii) Statement of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)