Form 10-Q
period 2012-09-30
Highbridge Commodities FuturesAccess LLC
filed 2012-11-14
CIK 1534977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012, 45,714,101 units of limited liability company interest were outstanding.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS:

Investment in Highbridge Commodities FuturesAccess Master Fund	$39,876,603	$17,568,247
Receivable from Highbridge Commodities FuturesAccess Master Fund	241,729	10,024,233
Cash	174,450	18,038
Other assets	75,000	33,955

TOTAL ASSETS	$40,367,782	$27,644,473

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	56,807	5,006
Redemptions payable	241,729	10,024,233
Other liabilities	158,285	115,972

Total liabilities	456,821	10,145,211

MEMBERS’ CAPITAL:
Members’ Interest (45,714,101 Units and 18,534,585 Units)	39,910,961	17,499,262
Total members’ capital	39,910,961	17,499,262

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$40,367,782	$27,644,473

NET ASSET VALUE PER UNIT:
(Based on 45,714,101 and 18,534,585 Units outstanding, unlimited Units authorized)
Class A	$0.8707	$0.9385
Class C	$0.8628	$0.9370
Class D	$0.9113	$0.9713
Class I	$0.8739	$0.9392
Class Z	$—	$0.9409

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
NET INVESTMENT INCOME (LOSS) ALLOCATED FROM HIGHBRIDGE COMMODITIES FUTURESACCESS MASTER FUND LTD:

Management fees	$(145,540)	$(331,246)
Performance fees	—	(15,312)
Other	(39,774)	(136,937)

Total net investment income (loss) allocated from Highbridge Commodities FuturesAccess Master Fund Ltd	(185,314)	(483,495)

FUND EXPENSES:
Sponsor fees	163,666	335,085
Other	95,894	261,425
Total Fund expenses	259,560	596,510

NET INVESTMENT INCOME PROFIT (LOSS)	(444,874)	(1,080,005)

REALIZED AND UNREALIZED PROFIT (LOSS) ON INVESTMENTS ALLOCATED FROM HIGHBRIDGE COMMODITIES FUTURESACCESS MASTER FUND LTD:
Realized, net	(272,744)	(2,262,953)
Change in unrealized, net	233,590	223,122
Brokerage commissions	(23,003)	(69,806)
Net profit (loss) from derivative contracts	(62,157)	(2,109,637)

NET PROFIT (LOSS)	$(507,031)	$(3,189,642)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	11,813,871	8,312,296
Class C	19,948,837	12,900,785
Class D	6,140,976	5,062,405
Class I	5,308,522	3,605,235
Class Z*	—	7,965,776

Net income (loss) per weighted average Unit
Class A	$(0.0069)	$(0.1367)
Class C	$(0.0153)	$(0.1425)
Class D	$(0.0053)	$(0.0963)
Class I	$(0.0164)	$(0.1508)
Class Z*	$—	$0.1024

*Units fully redeemed as of February 29, 2012. (Presentation of weighted average units outstanding and net income (loss) per weighted average units for this share class is for the period January 1, 2012 to February 29, 2012.)

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited) (in Units)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital September 30, 2012
Class A	1,067,047	11,339,403	(557,384)	11,849,066
Class C	1,858,272	19,970,503	(464,023)	21,364,752
Class D	2,313,375	4,038,683	—	6,352,058
Class I	78,014	6,070,211	—	6,148,225
Class Z*	13,217,877	—	(13,217,877)	—

Total Members’ Units	18,534,585	41,418,800	(14,239,284)	45,714,101

*Units fully redeemed as of February 29, 2012.

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income(loss)	Members’ Capital September 30, 2012
Class A	$1,001,468	$10,965,976	$(514,500)	$(1,136,365)	$10,316,579
Class C	1,741,170	18,941,272	(411,446)	(1,838,289)	18,432,707
Class D	2,246,958	4,028,957	—	(487,331)	5,788,584
Class I	73,268	5,843,393	—	(543,570)	5,373,091
Class Z*	12,436,398	—	(13,252,311)	815,913	—

Total Members’ Capital	$17,499,262	$39,779,598	$(14,178,257)	$(3,189,642)	$39,910,961

*Units fully redeemed as of February 29, 2012.

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I
Per Unit Operating Performance:

Net asset value, beginning of period	$0.8773	$0.8715	$0.9148	$0.8797

Net realized and net change in unrealized trading profit (loss)	(0.0010)	(0.0010)	(0.0012)	(0.0011)
Expenses	(0.0056)	(0.0077)	(0.0023)	(0.0047)
Net asset value, end of period	$0.8707	$0.8628	$0.9113	$0.8739

Total Return: (a)

Total return before Performance fees	-0.76%	-1.00%	-0.38%	-0.66%
Performance fees	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-0.76%	-1.00%	-0.38%	-0.66%

Ratios to Average Member’s Capital:

Expenses (excluding Performance fees)	0.62%	0.87%	0.25%	0.52%
Performance fees	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.62%	0.87%	0.25%	0.52%

Net investment income (loss)	-0.62%	-0.87%	-0.25%	-0.52%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class Z*
Per Unit Operating Performance:

Net asset value, beginning of period	$0.9385	$0.9370	$0.9713	$0.9392	$0.9409

Net realized and net change in unrealized trading profit (loss)	(0.0481)	(0.0476)	(0.0506)	(0.0484)	0.0764
Expenses	(0.0197)	(0.0266)	(0.0094)	(0.0169)	(0.0031)
Net asset value, before liquidation	0.8707	0.8628	0.9113	0.8739	1.0142
Less liquidating distribution	—	—	—	—	1.0142
Net asset value, end of period	$0.8707	$0.8628	$0.9113	$0.8739	$—

Total Return: (b)

Total return before Performance fees	-7.23%	-7.92%	-6.18%	-6.95%	7.80%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-7.23%	-7.92%	-6.18%	-6.95%	7.80%

Ratios to Average Member’s Capital: (a)

Expenses (excluding Performance fees)	2.07%	2.82%	0.95%	1.77%	0.30%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	2.07%	2.82%	0.95%	1.77%	0.30%

Net investment income (loss)	-2.07%	-2.82%	-0.95%	-1.77%	-0.30%

(a) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(b) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

*Units fully redeemed as of February 29, 2012.

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Highbridge Commodities FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (“FuturesAccess”), fund was organized under the Delaware Limited Liability Company Act on June 15, 2011 and commenced trading activities on November 1, 2011. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. The Fund is part of a master-feeder structure that currently invests substantially all of its assets through Highbridge Commodities FuturesAccess Master Fund Ltd. (the “Master Fund”), which has the same investment objective as the Fund. The Master Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities.  The Sponsor expects that on or about December 31, 2012, the Fund will no longer invest substantially all of its assets through the Master Fund and will instead invest substantially all of its assets directly through a managed futures account advised by the trading advisor.  Highbridge Capital Management, LLC (“HCM” or “trading advisor”) is the trading advisor of the Master Fund. References to the Fund’s activities, expenses and portfolio in this Form 10-Q include those of the Master Fund, unless the context requires otherwise.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”.  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive futures clearing broker for the Fund.  The Sponsor may select other parties as futures clearing broker(s).  Currently, the Fund does not trade currency spot and forward contracts.  In the event the Fund does trade such contracts, Merrill Lynch International Bank, Ltd. (“MLIB”) may be the primary foreign exchange (“F/X”) forward prime broker for the Fund.  The Sponsor may select other third parties as F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”).  MLPF&S, MLIB and BANA are BAC affiliates.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  September 30, 2012 and December 31, 2011 and the results of its operations for the three and nine months ended September 30, 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Initial Offering and Organizational Costs

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance. Initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units.

2.              INVESTMENT IN MASTER FUND

The Master Fund’s Statements of Financial Condition and Schedule of Investments as of September 30, 2012 and December 31, 2011 and the Statements of Operations for the three and nine months ended September 30, 2012 are presented below.

HIGHBRIDGE COMMODITIES FUTURESACCESS MASTER FUND LTD.

(a Cayman Islands Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $6,553,861 for 2012 and $3,818,791 for 2011)	$12,827,880	$27,850,419
Net unrealized profit on open futures contracts	—	11,817
Cash	68,857,311	453,090
Other assets	100,000	10,000

TOTAL ASSETS	$81,785,191	$28,325,326

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Net unrealized loss on open futures contracts	$276,222	$539,172
Advisory fees payable	101,565	34,534
Redemptions payable	9,868,874	10,024,233
Other liabilities	256,735	159,140

Total liabilities	10,503,396	10,757,079

Shareholders’ Equity:
Shareholders’ Equity (77,712,934 Units and 18,554,920 Units outstanding, unlimited Units authorized)	71,281,795	17,568,247
Total members’ capital	71,281,795	17,568,247

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$81,785,191	$28,325,326

NET ASSET VALUE PER UNIT:

Class DA	$0.8964	$0.9468
Class DI	$0.8906	$—
Class DU	$0.9450	$—

HIGHBRIDGE COMMODITIES FUTURESACCESS MASTER FUND LTD.

(a Cayman Islands Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
TRADING PROFIT (LOSS):

Realized, net	$(527,912)	$(4,232,023)
Change in unrealized, net	661,098	251,133
Brokerage commissions	(47,981)	(137,497)

Total trading profit (loss), net	85,205	(4,118,387)

EXPENSES:
Management fee	303,712	655,024
Performance fee	—	26,577
Other	83,134	267,287
Total expenses	386,846	948,888

NET INVESTMENT INCOME (LOSS)	(386,846)	(948,888)

NET INCOME (LOSS)	$(301,641)	$(5,067,275)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class DA	42,151,787	30,998,019
Class DI*	10,809,730	10,556,473
Class DU	33,229,378	19,913,551

Net income (loss) per weighted average Unit
Class DA	$(0.0059)	$(0.0837)
Class DI*	$(0.0012)	$(0.1072)
Class DU	$(0.0012)	$(0.0674)

*Units issued on February 1, 2012.

The Master Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2012, and December 31, 2011 are as follows:

September 30, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	on Open Positions	Shareholders’ Equity	Maturity Dates

Agriculture	819	$(1,957,860)	-2.75%	(322)	$198,155	0.28%	$(1,759,705)	-2.47%	November 2012 - February 2013
Currencies	342	431,160	0.60%	—	—	0.00%	431,160	0.60%	December 2012
Energy	100	128,331	0.18%	(100)	336,360	0.47%	464,691	0.65%	October 2012
Metals	511	3,153,416	4.42%	(402)	(2,565,784)	-3.60%	587,632	0.82%	October 2012 - January 2013

Total, net		$1,755,047	2.45%		$(2,031,269)	-2.85%	$(276,222)	-0.40%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	Contracts / Notional	Profit (Loss)	Shareholders’ Equity	on Open Positions	Shareholders’ Equity	Maturity Dates

Agriculture	480	$23,249	0.13%	(487)	$(2,379)	-0.01%	$20,870	0.12%	February 2012 - July 2012
Currencies	112	52,150	0.30%	—	—	0.00%	52,150	0.30%	March 2012
Energy	165	(194,315)	-1.11%	(162)	338,464	1.93%	144,149	0.82%	January 2012 - April 2012
Metals	366	(1,368,821)	-7.79%	(357)	624,297	3.55%	(744,524)	-4.24%	January 2012 - April 2012

Total,net		$(1,487,737)	-8.47%		$960,382	5.47%	$(527,355)	-3.00%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2012 and December 31, 2011.

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

Exchange traded investments are fair valued by the Master Fund by using the reported closing price on the primary exchange where investments are traded.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into its process for determining fair values.

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

The Master Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of September 30, 2012 and December 31, 2011 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III
Futures
Long	$1,755,047	$(378,924)	$2,133,971	$—
Short	(2,031,269)	319,653	(2,350,922)	—
	(276,222)	(59,271)	(216,951)	—

Forwards
Long	—	—	—	—
Short	—	—	—	—
	—	—	—	—

September 30, 2012	$(276,222)	$(59,271)	$(216,951)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(1,487,737)	$(884,372)	$(603,365)	$—
Short	960,382	345,200	615,182	—
	(527,355)	(539,172)	11,817	—

Forwards
Long	—	—	—	—
Short	—	—	—	—
	—	—	—	—

December 31, 2011	$(527,355)	$(539,172)	$11,817	$—

The Master Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2012 and the period ended December 31, 2011, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three or nine month periods ended September 30, 2012.

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

The following table indicates the Master Fund’s trading profits and losses, before brokerage commissions, by commodity industry sector on derivative instruments for the three and nine month periods ended September 30, 2012:

	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(2,304,050)	$(4,512,342)
Currencies	895,121	1,239,469
Energy	153,571	(371,041)
Metals	1,388,544	(336,976)

Total, net	$133,186	$(3,980,890)

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

The Master Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker.  Pursuant to the arrangements with MLPF&S (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized profit or loss on the Statements of Financial Condition.

Indemnifications

In the normal course of business, the Master Fund has entered, or may in the future enter into agreements that obligate the Master Fund to indemnify third parties, including affiliates of the Master Fund, for breach of certain representations and warranties made by the Master Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Master Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI and the Fund have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Registrar and Transfer Agent performs the transfer agent and investor services functions for the Fund.  The agreement with the Registrar and Transfer Agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Registrar and Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the three and nine months ended September 30, 2012 amounted to $1,299 and $3,645, respectively, of which $2,126 was payable to the Registrar and Transfer Agent as of September 30, 2012.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2012	$0.9958	$1.0092	$1.0102	$1.0105	$0.8901	$0.8773	$0.9099	$0.9064	$0.8707

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2012	$0.9934	$1.0059	$1.0061	$1.0055	$0.8850	$0.8715	$0.9031	$0.8990	$0.8628

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2012	$1.0319	$1.0471	$1.0494	$1.0511	$0.9270	$0.9148	$0.9500	$0.9475	$0.9113

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2012	$0.9969	$1.0106	$1.0120	$1.0126	$0.8923	$0.8797	$0.9127	$0.9095	$0.8739

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS Z

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.
2012	$0.9996	$1.0142	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Master Fund’s assets generally are its (i) equity in its trading accounts, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the three or nine months ended September 30, 2012 and there was no impact on the Master Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Fund capital increased 128.07% from $17,499,262 to $39,910,961.  This increase was attributable to the net loss from operations of $3,189,642 coupled with the redemption of

14,239,284 Redeemable Units resulting in an outflow of $14,178,257.  The cash outflow was offset with cash inflow of $39,779,598 due to subscriptions of 41,418,800 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of September 30, 2012 the Fund holds no cash equivalents. Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on the Fund’s treatment of fair value, see Note 3, Fair Value of Investments.

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

The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2012.

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

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. Grains gave back some of the profits from December as the U.S. Department of Agriculture released slightly higher than expected inventories for most crops.  However, downward pressure was partially offset by concerns related to volatile weather in South America.  The Fund’s overweight corn/underweight wheat position detracted from performance as corn was slightly down and wheat was modestly up.  Performance of the Softs was mixed for the month. Profits in coffee, fell due to the outlook for increased inventories and production, were offset by losses in cocoa, which increased as stockpiles fell and dry weather in the Ivory Coast threatened output. Profits were posted to the Fund in the middle of the quarter. Soybeans and sugar were both up contributing to the sector’s positive performance. Dry weather in Argentina and Brazil reduced soybean supply expectations while the market continued to experience strong demand from China. Sugar was up on concerns that weather conditions will limit the rebuilding of production by major buyers including

China and Indonesia. In a reversal from January, coffee was down as supply concerns eased on upwardly revised inventory figures in Brazil and expected production increases in Indonesia and Honduras. The overweight corn/underweight wheat position was positive as corn outperformed wheat.  Profits were posted to the Fund at the end of the quarter. Soybeans were up as dry weather in Argentina and Brazil reduced supply expectations. Cotton was up on news that India, the world’s second largest exporter, imposed a ban on cotton exports until September. Coffee was down on forecasts for a record crop out of Brazil. Performance for the Fund’s overweight corn / underweight wheat position was negative as corn underperformed wheat even as both commodities rallied at the end of the month following the U.S. Department of Agriculture’s Prospective Plantings report. Overall, the Fund’s positioning in the sector resulted in positive performance for the month.

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

July 1, 2012 to September 30, 2012

The Master Fund experienced a net trading profit of $133,186 in the third quarter of 2012. The Fund’s profits were attributable to the metals, currency and energy sector posting profits while agriculture sector posted losses.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. Mildly positive performance in the industrial metals sector was a result of the trading program’s overall bearish positioning within the sector.  Most metals in the sector traded in-line with expectations for slowing demand from China.  Nickel experienced the largest sell-off during the month of July as a result of ample supply levels and weak demand. Precious metals posted profits to the Fund as gold and silver were up during the month of July. Profits were posted to the Fund in the middle of the quarter.  The trading program maintained small position sizes across the industrial metals but was overall short the sector.  Performance for the individual metals was muted during August with the headwinds out of China, Europe and the U.S. overshadowing the longer-term bullish prospects for certain industrial metals.  Gold and silver were up due to expectations for continued easing of monetary policy globally. Profits were posted to the Fund at the end of the quarter. The industrial metals sector rallied primarily in response to the U.S. Federal Reserve’s announcement for additional quantitative easing, and was the largest contributor to broad market performance. The precious metals sector also appeared to benefit from the announcement of QE3 and expectations for interest rates in the U.S. to remain low for the near term. Silver and gold were up in September.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as the commodity currencies were up during the month of July only to be reversed in the middle of the quarter. The performance of commodity currencies was the primary driver of negative performance resulting in losses posted to the Fund in the middle of the quarter.  Profits were posted to the Fund at the end of the quarter due to the trading program’s positioning.

The energy sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. Energy detracted slightly in July as each commodity in the sector was up during the month. Natural gas continued the rally which began in mid-April as strong performance was influenced by increased use for electricity generation, production cuts as a result of low prices and de-risking/delevering.  Warm weather during July added further pressure as increased air conditioning use led to elevated demand for electricity. The trading program’s short positioning in West Texas Intermediate crude oil was up during July which detracted from performance.  West Texas Intermediate crude oil advanced as it was supported by increased U.S. led sanctions against Iran and production problems in the North Sea Buzzard Oilfield.  Gasoline rallied during the month of July partly due to unexpected refinery closure. Profits were posted to the Fund in the middle of the quarter. Positioning across the energy sector was a moderate contributor as the trading program’s long positions in the energy products, gasoline and heating oil, added value while bearish positioning in West Texas Intermediate crude oil detracted.  All of the commodities in the energy sector rallied, with the exception of natural gas, due to the impact of the sanctions against Iran and production cuts ahead of Hurricane Isaac’s arrival in the Gulf of Mexico.   Gasoline, heating oil, Brent crude and West Texas Intermediate crude oil rallied. Losses were posted to the Fund at the end of the quarter.  The trading program’s short position in natural gas, reflecting continued high inventory levels, negatively impacted performance as the commodity rallied during the month of September. The trading program’s bearish positioning in West Texas Intermediate crude oil contributed to performance as it fell during the month of September driven, in part, by concerns over global economic growth and reports of OPEC increasing production to stabilize prices at approximately $100 a barrel.

The agriculture sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. The trading program’s positioning within the agriculture sector generated strong performance as the Midwestern U.S. continued to experience severe heat and drought conditions throughout July.  By the end of the month, approximately half of the U.S. corn crop was rated poor/very poor by the U.S. Department of Agriculture.  As a result, corn experienced another large price increase. Soybeans were up modestly less than corn, as there was a possibility of the crop recovering with an improvement in weather conditions. Volatility was higher in the grains sector, which also contributed to the trading program’s lower exposure. Profits were posted to the Fund in the middle of the quarter. For the grains sector, the trading program’s bullish positioning across the soybean complex was a positive contributor to returns.  Soybeans were up due to the continued impact of extreme heat and drought conditions in key growing areas of the Midwestern U.S.  Prior to the emergence of poor weather conditions in June, soybean supplies were already tight due to production issues in South America earlier in the year.  Corn and wheat, were each approximately flat during the month of August as the condition of both crops was already poor and did not significantly deteriorate further. The trading program’s overweight position in sugar detracted as the commodity fell during the month of August due to improved weather conditions in Brazil, which supported the cane crushing process.  A delayed monsoon in India and heavy rains in Brazil impacted expectations for the current crop. The trading program’s bearish positioning in cotton also detracted from performance.  Despite ample supplies of cotton, the potential impact of Hurricane Isaac, perceived carryover effects from the heat wave in the Midwestern U.S. and reports of stockpiling in China caused cotton to rally.  The Fund’s bearish positioning in coffee added value as the commodity fell.  Supportive weather in Brazil put pressure on already ample supply levels. Losses were posted to the Fund at the end of the quarter. The trading program’s bullish positioning within the grains was the primary detractor from performance as soybeans and corn were down in September.  Despite historically tight inventory levels, both commodities fell on news of supportive growing conditions in Brazil and a less bearish than expected supply report released by the U.S. Department of Agriculture.    The trading program’s positioning within the softs generated slightly positive performance with gains from the bearish positioning in cotton offset by mild losses in both cocoa and coffee.  Cotton fell during the month of September, reversing the rally which took place in August, primarily on expectations for increasing inventories and weakening demand.

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

The Master Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Master Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2012 the Master Fund’s average Month-end Net Asset Value was approximately $50,535,195.

September 30, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$1,427,017	2.82%	$2,591,255	$590,467
Currencies	874,973	1.73%	1,517,976	446,850
Energy	1,134,105	2.24%	2,055,566	377,075
Metals	1,477,422	2.92%	2,102,338	997,530

Total	$4,913,517	9.71%	$8,267,135	$2,411,922

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Master Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Master Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and HCM for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Master Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Master Fund. There can be no assurance that the Master Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

The following were the primary trading risk exposures of the Master Fund as of September 30, 2012, by market sector.

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

Agricultural Commodities

The Master Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, livestock and corn accounted for the substantial bulk of the Master Fund’s agricultural commodities exposure as of September 30, 2012.

Energy

The Master Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Master Fund as of September 30, 2012.

U.S. Dollar Cash Balance

The Master Fund holds U.S. dollars in cash at MLPF&S. The Master Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

The Master Fund also holds U.S. dollars in cash at the Bank of New York, which is in a non-interest bearing account to avail of the unlimited insurance coverage for bank deposits through December 31, 2012.

Item 4. Controls and Procedures

MLAI, the Sponsor of Highbridge Commodities FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,395,668	1,487,126	$0.9385
Feb-12	483,671	485,711	0.9958
Mar-12	2,829,093	2,803,303	1.0092
Apr-12	2,198,525	2,176,327	1.0102
May-12	1,325,524	1,311,751	1.0105
Jun-12	1,265,767	1,422,049	0.8901
Jul-12	968,120	1,103,522	0.8773
Aug-12	373,833	410,851	0.9099
Sep-12	125,775	138,763	0.9064
Oct-12	268,958	308,898	0.8707

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,544,195	1,648,020	$0.9370
Feb-12	1,313,310	1,322,035	0.9934
Mar-12	3,816,678	3,794,293	1.0059
Apr-12	2,523,183	2,507,885	1.0061
May-12	2,043,962	2,032,781	1.0055
Jun-12	1,712,314	1,934,819	0.8850
Jul-12	2,358,954	2,706,775	0.8715
Aug-12	2,465,480	2,730,019	0.9031
Sep-12	1,163,196	1,293,876	0.8990
Oct-12	430,125	498,522	0.8628

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,000,000	1,029,548	$0.9713
Feb-12	1,000,000	969,086	1.0319
Mar-12	—	—	1.0471
Apr-12	—	—	1.0494
May-12	1,175,000	1,117,877	1.0511
Jun-12	—	—	0.9270
Jul-12	553,957	605,550	0.9148
Aug-12	—	—	0.9500
Sep-12	300,000	316,622	0.9475
Oct-12	766,000	840,557	0.9113

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,219,448	1,298,390	$0.9392
Feb-12	—	—	0.9969
Mar-12	1,080,000	1,068,672	1.0106
Apr-12	453,750	448,370	1.0120
May-12	1,338,315	1,321,662	1.0126
Jun-12	—	—	0.8923
Jul-12	257,598	292,825	0.8797
Aug-12	695,000	761,477	0.9127
Sep-12	799,282	878,815	0.9095
Oct-12	165,000	188,809	0.8739

CLASS Z

Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$0.9409
Feb-12	—	—	0.9996
Mar-12	—	—	1.0142
Apr-12	—	—	—
May-12	—	—	—
Jun-12	—	—	—
Jul-12	—	—	—
Aug-12	—	—	—
Sep-12	—	—	—
Oct-12	—	—	—

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:             Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): ( i ) Statements of Financial Condition (ii) Statement of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)