Form 10-Q/A
period 2012-09-30
Highbridge Commodities FuturesAccess LLC
filed 2012-11-14
CIK 1534977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

This Form 10-Q/A (the “10-Q/A”) is being filed by Highbridge Commodities FuturesAccess LLC (“Registrant”) to include the submission of Exhibit 101 (XBRL financial information) to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (the “Original 10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2012. Except as described above, this 10-Q/A does not change or update the disclosures set forth in the Original 10-Q and does not reflect events occurring after the filing of the Original 10-Q.

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