Form 10-K
period 2012-12-31
Highbridge Commodities FuturesAccess LLC
filed 2013-03-27
CIK 1534977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2012

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

Four World Financial Center, 11TH.  Floor

250 Vesey Street

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

212-449-3517

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Classes A, C, D and I Units of Limited Liability Company Interest

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

As of February 28, 2013 Units of limited liability company interest with an aggregate Net Asset Value of $62,806,942 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2012 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2012, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

ANNUAL REPORT FOR 2012 ON FORM 10-K

PART I

Item 1:        Business

(a)                                 General Development of Business:

Highbridge Commodities FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program  (the “ FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on June 15, 2011 and commenced trading activities on November 1, 2011. The Fund engages in the speculative trading of primarily futures contracts on a wide range of commodities.

Prior to December 31, 2012 (the “Effective Date”), the Fund and BA Highbridge Commodities Fund LLC (the “BA Feeder”) were “feeder funds” in a master-feeder structure investing substantially all of their assets through Highbridge Commodities FuturesAccess Master Fund Ltd. (the “Master Fund”).  As of the Effective Date, the Fund and the Master Fund were reorganized such that the Fund became a direct-trading fund investing substantially all of its assets through an account advised by Highbridge Capital Management, LLC (“HCM” or “Trading Advisor”) rather than through the Master Fund (the “Reorganization”).  In connection with the Reorganization, the units of the BA Feeder were also converted into Units of the Fund as of the Effective Date, resulting in the effective combination of operations of the two funds.  [The BA Feeder and the Master Fund are currently being liquidated.]  With respect to the period prior to the Reorganization, references to the Fund’s activities, expenses and portfolio herein include those of the Master Fund, unless the context requires otherwise.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The sponsor may select other parties as clearing broker(s). Currently, the Fund does not trade currency spot and forward contracts. In the event the Fund does trade such contracts, Merrill Lynch International Bank, Ltd. (“MLIB”) will be the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”).  MLPF&S, MLIB and BANA are BAC affiliates.

FuturesAccess is a group of commodity pools sponsored by MLAI (each pool is a “FuturesAccess Fund” or collectively, “FuturesAccess Funds”) each of which places substantially all of its assets in a managed futures or forward trading account managed by a single or multiple commodity trading advisors. Each FuturesAccess Fund is generally similar in terms of fees, although redemption terms may vary among FuturesAccess Fund.  Each of the FuturesAccess Funds implements a different trading strategy.

The Trading Advisor is registered under the Investment Advisers Act of 1940.  The trading program utilized by the Trading Advisor (the “Trading Program”) for the Fund attempts to provide a positive return on capital by pursuing trading strategies focused on commodity-related investments. The Trading Advisor currently implements the Trading Program primarily by investing in futures contracts, although it may in the future increase the utilization of OTC derivatives such as forward contracts, as well as other instruments.

On December 18, 2012, a Restructuring Agreement was entered into among and executed by MLAI, BA Highbridge Commodities Fund, the Fund and the Master Fund. The Restructuring Agreement is to restructure the Funds such that the BA Highbridge Commodities Fund will be liquidated and shall subscribe to the Fund as of January 1, 2013. The Master Fund will liquidate as of January 1, 2013and will mandatorily redeem the shares of the Master Fund held by the Fund and pay the redemption proceeds in kind to the Fund.

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC. Investors in FuturesAccess can select, allocate and reallocate capital among different FuturesAccess Funds, each advised by either a single trading advisor or by the Sponsor which then allocates capital among multiple commodity trading advisors. Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

As of December 31, 2012, the Net Asset Value of the Fund was $38,996,906. As of December 31, 2012, the Net Asset Value per Unit was $0.7434 for Class A, $0.7348 for Class C, $0.7811 for Class D, $0.7470 for Class I, and $0.9347 for Class M.

Since the Fund began trading activities, the highest and lowest month-end Net Asset Value per Unit are listed below. The highest month-end Net Asset Value per Unit for Class A was $1.0105 (April 30, 2012) and the lowest was $0.7434 (December 31, 2012).  The highest month-end Net Asset Value per Unit for Class C was $1.0061 (March 31, 2012) and the lowest was $0.7348 (December 31, 2012).  The highest month-end Net Asset Value per Unit for Class D was $1.0511 (April 30, 2012) and the lowest was $0.7811 (December 31, 2012). The highest month-end Net Asset Value per Unit for Class I was $1.0126 (April 30, 2012) and the lowest was $0.7470 (December 31, 2012). The highest month-end Net Asset Value per Unit for Class Z was $1.0142 (February 29, 2012) and the lowest was $0.9409 (December 31, 2011). The highest month-end Net Asset Value per Unit for Class M was $1.0000 (December 1, 2012) and the lowest was $0.9347 (December 31, 2012).

(b)                             Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

Advisory Agreement Term

The advisory agreement will continue in effect until October 1, 2013.  Thereafter, the advisory agreement will be automatically renewed for three successive one-year periods, on the same terms, unless terminated by either the Trading Advisor or the Fund upon notice to the other party no later than 90 days before the expiration of the then-current term. The advisory agreement may, however, be terminated at any time pursuant to any of the following: (i) in its discretion, MLAI may terminate the advisory agreement at the end of any month upon 30 days’ notice; (ii) the Trading Advisor may terminate the advisory agreement at any time the net assets of the Fund are less than $30 million; (iii) the Trading Advisor may terminate the advisory agreement as of any month-end following October 31, 2013 if the average net assets of the Fund over the immediately preceding six-month period as calculated at such month-end are less than $75 million; and (iv) the Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, may terminate the advisory agreement as a result of a material breach of the advisory agreement by the other party, after due notice and an opportunity to cure.  The advisory agreement will also terminate immediately if the Fund is terminated and dissolved as determined by MLAI.

Trading Advisor’s Trading Program

Trading Program Generally

The Trading Program utilizes a quantitative economics-based model to estimate expected returns, manage risk and optimize the risk-return trade-off adjusted for estimated transaction costs (the “Quantitative Commodities Model”).  The Quantitative Commodities Model employs factors based on economic principles and relationships that the Trading Advisor believes to be durable in commodities markets, including the impact of historical prices, the perceived relationships between and among various commodities and macroeconomic factors.  The Fund, as part of its strategy, attempts to generate profit from commodities experiencing supply shock, commodity futures that are traded at a price lower than the cash price of such commodity (i.e. backwardation), and event anomalies such as spread opportunities and unusual momentum or trending, rather than solely from trends in the commodities markets.  The investment process emphasizes risk management and seeks to deploy a drawdown management process to dynamically decrease (or increase) the level of risk as the portfolio decreases (or increases) in value.  The Trading Advisor effects this strategy principally by trading in commodity-related futures contracts, options and other derivatives, including certain currencies whose returns may be correlated to those of commodities.  The underlying commodities may include, but are not limited to, soybeans, corn, soymeal, soybean oil, wheat, cotton, crude oil, natural gas, RBOB gasoline, heating oil, cocoa, coffee, sugar, gold, copper, silver, live cattle, lean hogs, feeder cattle, aluminum, lead, nickel, zinc, platinum and gas oil.  The Trading Program may include long and short positions and is generally expected to have a net long bias.  The Trading Program may also include trading forward contracts, spot contracts, swaps, physical commodities and other instruments and derivatives but will not include securities unless otherwise determined by MLAI.

Backwardation exists when futures prices are lower than spot prices.  Contango is the opposite situation where futures prices are higher than spot prices.  A large portion of the Fund’s fundamental return forecasts consist of analysis of the entire futures term structure.  Accordingly, the Fund attempts to overweight commodities in shortage, often in backwardation, and underweight commodities with excess supply, often in contango.  Commodities in backwardation are associated with low levels of inventory and the Fund attempts to benefit from holding futures on these commodities.  Similarly, the Fund’s underweight or short positions in commodities that are in contango are intended to generate returns as a result of further price decreases.

The success of the Trading Program depends on the interaction of four primary components:  the Forecasting System, the Risk Model, the Optimizer and the Execution Process.  These components (outlined below) and the trading strategy in general are subject to change in the sole discretion of the Trading Advisor, without any prior notice to investors.

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2012 fiscal year.

The Forecasting System

The Forecasting System encapsulates the Trading Advisor’s Global Macro Group’s view of predictable sources of return variation for the commodities markets in which the Fund trades.  These views are based on the Global Macro Group’s research program, which employs factors based on economic principles and durable relationships in the markets.

The Risk Model

The Risk Model forecasts volatility and co-movements among portfolio assets, while incorporating drawdown management.  The drawdown management process seeks to dynamically decrease or increase the Fund’s conditional target risk as the portfolio underperforms (or outperforms).  This process adjusts risk levels in an attempt to control overall drawdowns by adjusting exposures to the entire portfolio of assets instead of reducing exposure on an asset-by-asset basis.  Total portfolio exposure may vary as a function of the forecasted risk and correlations of the underlying assets as well as the Fund’s dynamic risk target.  The Trading Advisor may choose to reduce risk/exposure in accordance with the Fund’s targeted volatility level.

The Optimizer

The Optimizer uses the results of the Forecasting System and the Risk Model to determine a portfolio believed to have the greatest risk-adjusted expected return net of expected transaction costs.  In practice, this means choosing positions with the greatest expected profits according to the forecasts, while limiting exposure to the risks in the Risk Model.

The Execution Process

The Execution Process relies on the Trading Advisor’s trading personnel, who execute the Fund’s trades through a network of broker-dealers and electronic trading platforms in an effort to minimize market impact.

Allocation

The Trading Advisor believes that its allocation policy is reasonably designed to ensure that all accounts are treated fairly and in an equitable manner.  Numerous factors may dictate than an order is not strictly allocated on a pro rata basis, including, but not limited to, the account’s investment guidelines, size of the account, size of the order, risk tolerance and relevant regulatory limitation.  The Trading Advisor has specific policies and procedures in place regarding the allocation methodology among the funds it manages.  The Trading Advisor conducts supplemental reviews regarding compliance with these policies and procedures, such as bi-monthly performance reviews and random sampling of transactions for best execution as part of the annual compliance testing program.

The Fund currently does not trade swaps and only trades certain metal forward contracts on the London Metals Exchange.  The Trading Advisor may decide to trade swaps and other forward contracts in the future, although it does not currently intend to do so.  The Trading Advisor does not target a certain amount of exposure to a particular type of instrument, although it may place trading limits depending on the instrument; any such limits would be a function of liquidity for the underlying security.

Employees

The Fund has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions.  The primary use of the proceeds of the sale of the Units is to permit HCM to trade on a speculative basis in a wide range of commodities on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as more fully described below under “Cash Management and Interest”.

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of December 31, 2012 and 2011 are as follows:

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Shareholders’ Equity	Contracts	Profit (Loss)	Shareholders’ Equity	on Open Positions	Shareholders’ Equity	Maturity Dates

Agriculture	707	$(820,670)	0.00%	(239)	$45,945	0.00%	$(774,725)	0.00%	February 2013 - March 2013
Currencies	377	(284,530)	0.00%	—	—	0.00%	(284,530)	0.00%	March 2013
Energy	288	599,893	0.00%	(44)	(116,420)	0.00%	483,473	0.00%	January 2013 - February 2013
Metals	307	(408,218)	0.00%	(226)	(300,493)	0.00%	(708,711)	0.00%	January 2013 - April 2013

Total		$(913,525)	0.00%		$(370,968)	0.00%	$(1,284,493)	0.00%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Shareholders’ Equity	Contracts	Profit (Loss)	Shareholders’ Equity	on Open Positions	Shareholders’ Equity	Maturity Dates

Agriculture	480	$23,249	0.13%	(487)	$(2,379)	-0.01%	$20,870	0.12%	February 2012 - July 2012
Currencies	112	52,150	0.30%	—	—	0.00%	52,150	0.30%	March 2012
Energy	165	(194,315)	-1.11%	(162)	338,464	1.93%	144,149	0.82%	January 2012 - April 2012
Metals	366	(1,368,821)	-7.79%	(357)	624,297	3.55%	(744,524)	-4.24%	January 2012 - April 2012

Total		$(1,487,737)	-8.47%		$960,382	5.47%	$(527,355)	-3.00%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Fund’s Members’ Capital as of December 31, 2012 and 2011.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse, to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from an account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause the “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse may have “maintenance margin” requirements for member FCMs.  An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 10% to 30% of the Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could occasionally be substantially higher.  The Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

As of December 31, 2012, the Fund employed $5,369,620 as initial margin to support its futures positions and $0 as collateral supporting its forward positions, representing approximately 13% and 0%, respectively, of the Fund’s total assets as of such date.  As of December 31, 2012, the Fund had no swap positions other than its forward contracts deemed to be swaps under the Commodity Exchange Act (“CEA”).

Custody of Assets

The Fund’s financial assets consist primarily of cash, futures and OTC FX forward and spot positions.  In addition, the Fund has authority to trade options on futures and forwards and certain other OTC derivatives including swaps, but these contracts typically represent a small percentage of the Fund’s financial assets, if any are traded at all.

Futures and OTC forwards and other instruments typically constitute a predominant amount of the Fund’s investment risk, but the notional value of these instruments is not included on the Fund’s Statement of Financial Condition.

The vast majority of the net assets of the Fund is, and has historically been, held in the form of cash.  The Fund’s cash is used in various ways.  It can be:

•                        posted as margin with MLPF&S in segregated or secured accounts in connection with commodities trading on regulated exchanges;

•                        pledged as collateral to MLIB for OTC forwards or options on forwards or to other OTC prime brokers for other OTC investments;

•                        deposited in savings or demand deposit accounts with the Fund’s custodian or other banking institutions, both in the United States and internationally;

•                        held in securities brokerage accounts maintained with the MLPF&S; and

•                        invested in securities or other instruments generally viewed as cash equivalents, which are in turn held in segregated or secured accounts with MLPF&S.

Typically the vast majority of the Fund’s assets are held in segregated or secured accounts with MLPF&S.  In general, approximately 10% to 30% of the Fund’s assets are expected to be required as margin or collateral at any one time.  Approximately 90% of the Fund’s assets are held in customer segregated accounts at MLPF&S pursuant to applicable Commodity Futures Trading Commission (“CFTC”) regulations to margin U.S. exchange-traded futures contracts and options thereon, or in customer secured accounts at MLPF&S and used to margin futures trading on non-U.S. exchanges pursuant to CFTC regulations.  The remaining approximately 10% is expected to be deposited with MLIB, other OTC prime brokers, or one or more third-party collateral custodians as margin for OTC trades.  These amounts could be substantially higher or lower and there is no obligation to maintain margin or collateral within these or any other specific ranges.

Assets held in segregated or secured accounts at MLPF&S may be invested only in CFTC-permitted investments, which include U.S. government and government agency securities, commercial paper and corporate notes and bonds guaranteed by the U.S. government, and money market mutual funds.  Under the applicable regulations, such permitted investments are subject to instrument and issuer based concentration and time to maturity limits and must be managed with the objectives of preserving principal and maintaining liquidity.

Cash deposited in savings or demand deposit accounts with the Fund’s custodian or other banking institutions may be in excess of the limits on federal insurance for deposits, and thus not insured by the Federal Deposit Insurance Corporation (“FDIC”), and would be subject to the risk of bank failure.

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and the MLIB, although MLAI may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Fund.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.  However, the vast majority of the Fund’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  MLAI believes that its policy is in the best interest of Investors due to the enhanced dependability and quality of service provided by MLPF&S and MLIB to FuturesAccess as a result of MLAI’s relationship and shared corporate infrastructure with these affiliates.  In addition, MLAI believes that MLPF&S is well capitalized and that the Fund benefits from the transparency provided to MLAI, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLIB or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

Subject to the interest income arrangements discussed below, each BAC entity holding Fund assets, including MLPF&S, retains the additional economic benefit derived from possession and investment of those assets for the entity’s own account.

Cash Management and Interest

MLAI is primarily responsible for the management of the Fund’s “cash assets” In exercising this responsibility, MLAI’s primary considerations are safety of assets, seeking interest income, and the services provided by custodians.  A vast majority of the Fund’s cash has historically been held in futures brokerage accounts with affiliates.  To a smaller degree, the Fund’s cash assets may be held with the Fund’s bank custodian, which is at present the administrator.

MLAI retains the ability to change its cash management practices at any time, including by transferring a majority of the Fund’s cash assets to the Fund’s custodial bank accounts or other bank accounts or by retaining an asset management firm to invest the Fund’s cash assets in U.S. government and money market securities.  Bank deposits may be in either savings accounts that pay interest, or demand deposit accounts, which may or may not pay interest and which may or may not be subject to FDIC insurance.  Any of these banks or asset management firms may be affiliated with MLAI if MLAI believes that to be in the best interests of the investors in the Fund.

BAC’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will apply to Fund cash assets during any time they are maintained by MLAI with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The daily effective federal funds rate is a volume-weighted average of rates on trades arranged by major brokers and is calculated by the Federal Reserve Bank of New York using data provided by the brokers.   Interest is computed based upon the daily net equity balance of the Fund’s account and is posted to the Fund’s account on a monthly basis.

At present, due to the low interest rate environment that has prevailed in the United States since 2008, the Interest Earning Program’s U.S. dollar floor rate of 0% applies. In interest rate environments like the current one in which the Fund does not earn interest under the Interest Earning Program, MLAI may seek to transfer cash from affiliates if it believes that any interest earned on this cash was consistent with its goal of safely maintaining these assets and otherwise would offset the advantages of maintaining cash with its affiliates.

MLPF&S, in the course of acting as commodity broker for the Fund, will have use of Fund cash and earn interest and receive other economic benefits as a result.  MLPF&S follows the same procedures for these transactions as it does with respect to the Interest Earning Program as discussed above.

Charges

The following table summarizes the charges incurred by the Fund for the year ended December 31, 2012and for the period ended December 31,  2011.

	2012		2011
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$469,583	1.58%	$161,972	0.77%
Sponsor fees	497,258	1.68%	7,013	0.03%
Management fees*	478,590	1.61%	65,076	0.31%
Performance fees*	15,312	0.05%	—	0.00%
Other Expenses*	182,682	0.62%	195,641	0.94%
Total	$1,643,425	5.54%	$429,702	2.05%

* Allocated from from Highbridge Commodities FuturesAccess Master Fund Ltd

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

The Fund’s average month-end Net Asset Values during the year end 2012 and the period ended 2011 equaled $29,644,628 and $20,909,756, respectively.

During 2012, the Fund earned $0 in interest income, or approximately 0.00% of the Fund’s average month-end Net Asset Values. During 2011, the Fund earned $0 in interest income, or approximately 0.00% of the Fund’s average month-end Net Asset Values.

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance. Initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units. Actual costs incurred for 2012 and 2011 were $17,866 and $739, respectively.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage commissions

The principal operating costs of the Fund are the per-trade brokerage commissions paid to MLPF&S (a portion of which is paid to the Fund’s executing brokers, which may or may not include MLPF&S, as commissions for their execution services). During the 2012 and 2011 the average round turn commissions paid by the Master Fund was approximately $5.85 and $8.54, respectively.

MLPF&S	Use of assets	BAC may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A Units, flat-rate monthly charge of 0.125 of 1% (2.50% annual rate) on Class C Units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I Units (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, sponsor fees, management fees or performance fees, in each case as of the end of the month of determination). Class D units, Class Z units and Class M Units do not pay sponsor fees.

MLPF&S	Sales commissions

Class A Units are subject sales commissions paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%. Sales commissions are deducted from subscription amounts. Shares purchased and reflected in the Fund records are net of any commissions charged by MLPF&S. Class C Units, Class M Units and Class Z Units are not subject to any sales commissions. No sales commissions are charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid—ask spreads

Bid—ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for the purpose of generally accepted accounting principles.

MLIB (or an affiliate); Other counterparties	EFP differentials

Certain of the Fund’s currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLIB or an affiliate) receives an additional “differential” spread for exchanging the Fund’s cash currency positions for equivalent futures positions.

HCM	Annual performance fees

The Fund pays a 15% annual performance fee to HCM with respect to Class A Class C, Class I, Class D Class and Class M Units. The performance fee is also paid on net redemptions. The performance fee is based on New Trading Profits. “New Trading Profits” equal any increase in the Net Asset Value, prior to reduction for any accrued performance fee or Sponsor fees, as of the current performance fee calculation date over the High Water Mark. The “High Water Mark” equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date. (The high water mark in respect of the Master Fund transferred to the Fund.) Net Asset Value for purposes of calculating the performance fee does not include any interest income earned by the Fund.

HCM and MLAI	Management fees

The Fund will pay a management fee equal to 0.125% of the month-end net assets (a 1.5% annual rate). HCM has agreed to share 40% of its management fees with MLAI in order to defray costs in connection with and in consideration of BAC’s providing certain administrative and support services for the Fund

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI; Others	Initial offering costs reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or futures commission merchants FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions held in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses. Currency forward contracts are not regulated as “swaps” under the CEA, but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors—F/X Forward Trading” and “—Regulatory Changes Could Restrict the Fund’s Operations.”

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

(d)                             Financial Information about Geographic Areas

The Fund does not engage in material operations in foreign countries, nor is a material portion of the Fund’s revenue derived from customers in foreign countries.

The Fund trades on a number of foreign commodity exchanges.  The Fund does not engage in the sales of goods or services.

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

Managed Futures Trading Strategies and Trading Systems

Trend-Following Systems

Many managed futures trading systems are trend-following systems which generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data, on which technical trading systems are based, only marginally relevant to future market patterns.

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

F/X Forward Trading

The Fund may trade currencies in the F/X markets (“F/X Markets”), in addition to its trading in the futures markets.  Prospective investors must recognize that the Fund’s OTC currency trading takes place in largely unregulated markets, rather than on futures exchanges, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades and deposits collateral, including that of MLIB as the F/X prime broker.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant,” it could lead to the Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of MLIB and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit forward trading to less than that which MLAI would otherwise recommend, to the possible detriment of the Fund.

Derivatives Risks Generally

The Trading Advisor uses derivative instruments, primarily futures and OTC F/X forwards, in implementing the Trading Program.  The market for many types of these derivative instruments is comparatively illiquid and inefficient, creating the potential for substantial mispricings, as well as sustained deviations between theoretical and market value.  In addition, the derivatives market is, in comparison to other markets, a relatively new market, and the events of 2008 and 2009, including the bailout of American International Group, Inc., demonstrated that even the most sophisticated market participants may misunderstand how the market in derivatives will perform during periods of unusual price volatility or instability, market illiquidity, or credit distress.  The primary risks associated with the use of derivatives are model risk, market risk and counterparty risk.

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

In addition, there are increased risks associated with offshore OTC trading, including the risk that assets held by offshore brokers and unregulated trading counterparties may not benefit from the protection afforded to customer funds deposited with regulated FCMs or broker-dealers.

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

There was substantial disruption in the derivatives markets related to the bankruptcy of Lehman Brothers Holdings, Inc. and uncertainty relating to the government bailout of American International Group, Inc. This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

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

Exchange of Futures for Physicals

The Trading Advisor may engage in exchange of futures for physical (“EFP”) transactions on behalf of the Fund.  As is the case with executing a transaction purely on an exchange or purely in the OTC market, EFP transactions, which are done partially on a futures exchange and partially in the OTC market, involve higher transaction costs.

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

Currency-related investments are subject to the risk that the value of a particular currency will change in relation to the U.S. dollar, and the exchange rates of currencies may be highly volatile.  Among the factors that may affect currency values are direct government intervention, which is often intended specifically to change currency values, trade balances, the level of short-term interest rates, differences in the relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments.

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

Recently it has been alleged that certain interest rate benchmarks that underlie various swap agreements have been manipulated.  In entering into swap agreements, the Fund relies on the integrity of interest rates and other benchmarks.  If the level of these benchmarks is artificially influenced by market participants, the Fund could suffer losses.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The Trading Advisor has not agreed to limit the amount of additional equity which it may manage and may be at or near its all-time high in assets under management.

The aggregate capital committed to the managed futures sector in general is also at an all-time high.  The more capital that is traded in these markets, or that is committed to any particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

Dependence on Key Individuals

The success of the Fund is significantly dependent upon the expertise of one or more of the Trading Advisor’s principals.  The loss of any one of these principal’s services may have a substantial impact on the performance of the Fund and may result in liquidation of the Fund which, if made at an inopportune time, may result in losses for the Fund.

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

Changes in Trading Program

The Trading Advisor may make material changes to the Trading Program without the knowledge of MLAI.  It is virtually impossible for MLAI to detect these changes, particularly given the confidential, proprietary and/or quantitative nature of the Trading Program strategies, customarily referred to as “black box strategies.”

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

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months are generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  On September 28, 2012, the United States District Court for the District of Columbia issued an opinion that vacated these rules.  There remains considerable uncertainty about what, if any, actions the CFTC may take in response to the court’s decision and whether the CFTC will publish any future rulemakings addressing “exempt” futures and options contracts and their economically equivalent swap contracts.  In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Fund, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules adopted by the CFTC in October 2011, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Fund hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  Although MLAI may claim exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of certain FuturesAccess Funds is required.  If the aggregation is required in the Fund’s case, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

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

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges

The Fund is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Fund assets — such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S, MLIB and their affiliates — could result in all or a substantial portion of the Fund’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause MLAI to decide to liquidate the Fund or suspend, limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities.

MLAI has historically preferred BAC affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated and secured accounts discussed below.

MLAI’s policy that the Trading Advisor use MLPF&S and MLIB may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Fund.

Although the Fund must use MLPF&S and MLIB, in certain circumstances MLAI may have limited control over the selection of counterparties by the Fund.  The Fund also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to MLPF&S or the MLIB.  In addition, to the extent assets are held at entities other than MLPF&S and the MLIB, MLAI may have limited ability to assess the extent to which the Trading Advisor maintains the Fund’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

The following paragraphs discuss the various uses of the Fund’s assets and the risks of loss — in addition to losses from trading — associated with each use.

Margin for Commodities Trading.  Although MLAI believes that MLPF&S is appropriately capitalized to function as the Fund’s FCM, cash posted as margin for commodities trading with MLPF&S is nevertheless subject to the risk of insolvency of MLPF&S.  The Fund maintains cash deposits with MLPF&S in segregated accounts, which are required by CFTC regulations to be separate from its proprietary assets for futures and options trading on U.S. exchanges.  Funds held in segregated accounts are intended to be readily identifiable as customer funds in the event of MLPF&S’s bankruptcy and are expected to be reserved for distribution to customers of MLPF&S.  If MLPF&S did not comply with the segregation requirement, however, the assets of the Fund might not be fully protected.  Even given proper segregation, the Fund may be subject to a risk of loss of its funds because, although CFTC regulations require that FCMs invest customer funds only in certain types of interest bearing financial instruments, these instruments are still subject to credit and market risk.  As a result, if the instruments in which customer segregated funds are invested lose value, there would be a shortfall in customer segregated funds held by MLPF&S in the event of MLPF&S’s insolvency.

In addition, there may be a shortfall in customer segregated funds held by MLPF&S in the event of a substantial default by one or more of MLPF&S’s other customers.  If MLPF&S becomes insolvent, only a pro rata share of all property available for distribution to all of MLPF&S’s customers would be recovered, whether or not another customer also defaults and even if this property is held in segregated accounts.

In addition, if BAC directly or indirectly owns 10% or more of the Fund, which would typically result from BAC’s providing seed capital to the Fund to help ensure that the Fund has enough capital to commence trading activities, the Fund’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Fund’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Fund’s assets on deposit with MLPF&S were not considered customer funds, the Fund would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.  Where BAC provides seed capital it also establishes a regular redemption schedule providing for withdrawal of the capital when the Fund capitalization reaches a certain level.  Once BAC’s ownership of a FuturesAccess Fund falls below 10%, the account of the FuturesAccess Fund will be considered a customer account rather than a proprietary account.

MLPF&S is required by CFTC regulations to maintain in a secured account the amount required to margin futures and options positions established on non-U.S. futures exchanges in order to protect customer funds in the event of

MLPF&S’s bankruptcy.  While the secured account requirement relating to trading non-U.S. futures exchanges is similar in some respects to the segregation requirement relating to trading on U.S. futures exchanges, they are not identical and there are special risks associated with funds maintained in a secured account.  Funds held in a secured account may be commingled with funds of non-U.S. persons and, because they are by necessity held in a non-U.S. jurisdiction, are subject to different insolvency laws and customer protection regulations, which may be less favorable than U.S. laws and regulations.  Moreover, funds transferred from a secured account to a non-U.S. FCM, exchange or clearing agency to margin trading on non-U.S. futures exchanges are not subject to the same limitations on permissible investments as funds held by U.S. FCMs.  In addition to these special risks, funds held in a secured account are subject to risks comparable to those applicable to funds in a segregated account, namely that MLPF&S will not comply with the relevant regulations, that investments in the account will decline in value, of a shortfall in the event of the default by another customer, and that, if, BAC owns 10% or more of the Fund, the Fund’s assets will not be protected as “customer funds.”

If the Fund deposits assets with a particular entity and those assets are not held in segregation or in a secured account as “customer funds” for any of the reasons discussed above, in the event of the entity’s insolvency the Fund could be a general creditor of the entity even with regard to property specifically traceable to the Fund’s account.  As a result, the Fund’s claim would be paid along with the claims of other general creditors and the Fund would be subject to the loss of its entire deposit with the party.

Collateral for OTC Transactions.  Cash pledged as collateral with MLIB or any other OTC prime broker for OTC trades is subject to the risk of the insolvency of the prime broker.  Unlike cash posted as margin for commodities trading on regulated exchanges is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the FDIC, and would be subject to the risk of bank failure.  However, amounts held in non-interest bearing demand deposit accounts are fully insured under current law through the end of 2012.  Beginning in January 2013, only up to $250,000 held in non-interest bearing demand deposit accounts will be insured under the FDIC’s general deposit insurance rules.

Cash in Securities Brokerage Accounts.  Cash in securities brokerage accounts with MLPF&S is subject to the risk of insolvency of MLPF&S.  While brokers are required to keep customer cash in a special reserve account for the benefit of customers, it is possible that a shortfall could exist in this account, in which case the Fund, along with other customers, would suffer losses.  The Securities Investor Protection Corporation provides protection against these losses, up to a limit, but the cash deposited by the Fund in a securities brokerage account would far exceed the limit.

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

The Fund may incur substantial losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted, the availability of credit is restricted or the ability to trade or invest capital, including exiting existing positions, is otherwise impaired.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to private investment funds such as the Fund from banks, dealers and other counterparties, is typically reduced in disrupted markets.  Any reduction may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and these events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

Regulatory Changes Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, as described in further detail above under “Possible Effects of Speculative Position Limits,” the U.S. Congress and the CFTC have expressed the concern that speculative traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities and the CFTC enacted position limits designed to address such speculative trading.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which Investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Reform Act includes provisions that substantially increase the regulation of the OTC derivatives markets.  Regulations implementing the Reform Act may require that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Fund.

The U.S. Treasury has determined that F/X forwards and swaps will not be regulated as “swaps” under the CEA, although these will remain subject to mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC. However, the Reform Act may require other OTC derivatives traded by the Fund, if any, to be cleared or traded on a regulated exchange.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency

requirements, position limits, limitations on conflicts of interest and other regulatory burdens.   Certain of these regulatory requirements could impact the Fund, the Trading Advisor, or MLAI directly, while others could impact the Fund, the Trading Advisor or MLAI indirectly due to the impact of the requirements on the Fund’s counterparties.  These new regulatory burdens would further increase the counterparties’ costs, which are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Banking Regulation

BAC is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956, and to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  If BAC directly, or indirectly through its subsidiaries, makes capital contributions to the Fund in an aggregate amount such that BAC may be deemed to control the Fund for purposes of the BHCA, or if BAC is otherwise deemed to control the Fund for purposes of the BHCA, the Fund may be subject to certain investment and other limitations.

In addition, recent legislative changes in the United States are relevant to BAC, the Fund and its investors.  On July 21, 2010, President Obama signed into law the Reform Act.  The Reform Act includes certain provisions (known as the “Volcker Rule”) that restrict a banking entity, such as BAC, from acquiring or retaining any equity, partnership or other ownership interest in, or sponsoring, a Covered Fund, such as the Fund, and prohibit certain transactions between Covered Funds, on the one hand, and BAC, on the other.  The Reform Act includes certain provisions known as the “Volcker Rule” that restricts a banking entity, such as BAC, from acquiring or retaining any equity, partnership or other ownership interest in, or sponsoring a private equity fund or hedge fund or similar fund as the regulatory agencies may determine (each a “Covered Fund”), such as the Fund, unless permitted under a special exemption.  The Volcker Rule prohibits certain transactions between Covered Funds, on the one hand, and BAC, on the other.

However, the Volcker Rule permits a banking entity, such as BAC, to organize and offer Covered Funds, including serving as a general partner, managing member or trustee of such fund and in any manner selecting or controlling (or having employees, officers, directors or agents who constitute) a majority of the directors, trustees or management of such fund, if certain conditions are cumulatively satisfied.  Those conditions include, among other things, the requirements that:  (a) the banking entity provides bona fide trust, fiduciary or investment advisory services; (b) the Covered Fund is organized and offered only in connection with the provision of bona fide trust, fiduciary or investment advisory services and is offered only to persons that are customers of such services of the banking entity; (c) the banking entity does not acquire or retain an equity interest, partnership interest or other ownership interest in the Covered Fund except for a de minimis investment (generally an investment by a banking entity in a Covered Fund will be considered de minimis if the investment is not more than 3% of the total ownership interest of the fund and is immaterial to the banking entity (as defined by rule), but in no case may the aggregate of all of the interests of the banking entity in all such funds exceed 3% of the Tier 1 capital of the banking entity); (d) (i) neither the banking entity that serves, directly or indirectly, as the investment manager, investment adviser or sponsor to a Covered Fund or that organizes and offers a Covered Fund, nor any affiliate of the banking entity, may enter into a transaction with the Covered Fund or with any other Covered Fund that is controlled by such Covered Fund, that would be a “covered transaction”, as defined in section 23A of the Federal Reserve Act (including, among other things, a loan or extension of credit to an affiliate, a purchase of or an investment in securities issued by an affiliate, a purchase of assets from an affiliate, and the issuance of a guarantee or letter of credit on behalf of an affiliate), with the Covered Fund, as if the banking entity and the affiliate thereof were a member bank and the Covered Fund were an affiliate thereof and (ii) the banking entity that serves, directly or indirectly, as the investment manager, investment adviser or sponsor to a Covered Fund or that organizes and offers a Covered Fund complies with section 23B of the Federal Reserve Act (which generally requires that the terms of transactions be substantially the same, or at least as favorable to the banking entity, as those prevailing at the time for comparable transactions with non-affiliated companies) as if the banking entity were a member bank and such Covered Fund were an affiliate thereof; (e) the banking entity does not, directly or indirectly, guarantee, assume or otherwise insure the obligations or performance of the Covered Fund or of any fund in which the Covered Fund invests; (f) the banking entity does not share with the Covered Fund, for corporate, marketing, promotional or other purposes, the same name or a variation of the same name; (g) no director or employee of the banking entity takes or retains an equity interest, partnership interest or other ownership interest in the Covered Fund, except for any director or employee of the banking entity who is directly engaged in providing investment advisory or other services to the Covered Fund; and (h) the banking entity discloses to prospective and actual investors in the Covered Fund, in writing, that any losses in such fund are borne solely by investors in the Covered Fund and not by the banking entity, and otherwise complies with any additional rules designed to ensure that losses in the Covered Fund are borne solely by investors in such fund and not by the banking entity.

In addition, no transaction, class of transactions or activity that is otherwise allowed under the Volcker Rule will be permitted by a banking entity if it would (i) involve or result in a material conflict of interest (as such term will be defined by rule) between the banking entity and its clients, customers or counterparties; (ii) result, directly or indirectly, in a material exposure by the banking entity to high-risk assets or high-risk trading strategies (both such terms, as will be defined by rule); (iii) pose a threat to the safety and soundness of such banking entity; or (iv) pose a threat to the financial stability of the United States.

On October 11, 2011, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC and the SEC issued for public comment a joint notice containing the proposed rule.  Though the final Volcker Rule has not yet been issued, the effective date was July 21, 2012.  Within two years after the effective date, a banking entity is required to bring its activities and investments into compliance with the Volcker Rule.  The Federal Reserve may grant up to three one-year extensions of the compliance transition period if the extension would be consistent with the purposes of the Volcker Rule and would not be detrimental to the public interest.  For certain “illiquid funds”, an additional extension of up to five-years may be available to the extent necessary to fulfill a contractual obligation that was in effect on May 1, 2010.

Although it is not certain what form the final rules will take or the impact such final rules will have on the Fund or BAC’s relationship to the Fund, certain impacts are likely.  At the termination of the applicable compliance transition period, all activities and investments of BAC will have to comply with the Volcker Rule.  That means, for example, that some or all of the following changes may have to be implemented:  (1) BAC’s investment in the Fund will have to be reduced to no more than 3% of the ownership interests in the Fund, if applicable; (2) BAC will have to reduce its aggregate investments in all Covered Funds to the maximum amount permitted by the final rules, which amount cannot be more than 3% of BAC’s Tier 1 capital; (3) to the extent that any directors or employees of BAC not directly engaged in providing investment advisory or other services to the Fund hold any Units in the Fund, those Units will have to be redeemed or transferred; and/or (4) any “covered transactions” between the Fund, on the one hand, and BAC, on the other, will have to be terminated.  In addition, the trading and other investment opportunities of the Fund may be limited in order to comply with the restriction on material conflicts of interest, or to prevent a material exposure by BAC to high-risk assets or high-risk strategies.

Redemptions by BAC or certain of its employees as a result of, or in connection with, the Volcker Rule could require the Fund to liquidate positions sooner than would otherwise be desirable, which could adversely affect the performance of the Fund.  In addition, regardless of the period of time in which such redemptions occur, the resulting reduction in the Fund’s net assets, and thus in its equity bases, could make it more difficult for the Fund to diversify its holdings and achieve its investment objective.  Substantial redemptions by BAC or certain of its employees could cause the Fund to distribute a considerable percentage of its liquid assets, leaving the Fund’s remaining assets, and its remaining Units, comparatively less liquid, and could significantly increase the remaining Investors’ pro rata shares of the Fund’s expenses.  Similarly, BAC or certain of its employees may be required to transfer their Units to a third party as a result of, or in connection with, the Volcker Rule and such transfers may have an adverse effect on the Fund.

In addition to the changes in the regulation of U.S. markets described above, it is impossible to predict what additional interim or permanent governmental regulations, restrictions or limitations may be imposed, whether in the U.S. or non-U.S. markets, on, for example:  (x) the markets in which the Fund invests and the strategies of the Fund; and (y) BAC.  Such measures could have a material and adverse effect on the Fund, including expenses that result from increased compliance requirements.

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity.  The ultimate impact on global markets and the Fund’s business is unpredictable.

Global markets and economic conditions have been negatively affected by the ability of E.U. member states to service their sovereign debt obligations.  The continued uncertainty over the outcome of the E.U.’s financial support programs and financial troubles could have an adverse effect on the Fund.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2:        Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 11h Floor, 250 Vesey Street New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:        Legal Proceedings

None.

Item 4:        Mine Safety Disclosures

Not applicable.

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                 Market Information:

There is no established public trading market for the Units, and none is likely to develop.  Investors generally may redeem any or all of their Units, in whole or fractional Units, effective as of the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”) upon providing at least eight business days’ prior notice.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.

(b)                             Holders:

As of December 31, 2012, there were 657 holders of Units including MLAI, none of whom owned 5% or more of the Fund’s Units.

(c)                                  Distributions:

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,395,668	1,487,126	$0.9385
Feb-12	483,671	485,711	0.9958
Mar-12	2,829,093	2,803,303	1.0092
Apr-12	2,198,525	2,176,327	1.0102
May-12	1,325,524	1,311,751	1.0105
Jun-12	1,265,767	1,422,049	0.8901
Jul-12	968,120	1,103,522	0.8773
Aug-12	373,833	410,851	0.9099
Sep-12	125,775	138,763	0.9064
Oct-12	268,958	308,898	0.8707
Nov-12	257,374	315,680	0.8153
Dec-12	474,824	596,214	0.7964
Jan-13	94,575	127,220	0.7434
Feb-13	160,875	210,020	0.7660

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,544,195	1,648,020	$0.9370
Feb-12	1,313,310	1,322,035	0.9934
Mar-12	3,816,678	3,794,293	1.0059
Apr-12	2,523,183	2,507,885	1.0061
May-12	2,043,962	2,032,781	1.0055
Jun-12	1,712,314	1,934,819	0.8850
Jul-12	2,358,954	2,706,775	0.8715
Aug-12	2,465,480	2,730,019	0.9031
Sep-12	1,163,196	1,293,876	0.8990
Oct-12	430,125	498,522	0.8628
Nov-12	719,000	890,733	0.8072
Dec-12	1,690,085	2,145,323	0.7878
Jan-13	590,000	802,940	0.7348
Feb-13	506,000	668,781	0.7566

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,000,000	1,029,548	$0.9713
Feb-12	1,000,000	969,086	1.0319
Mar-12	—	—	1.0471
Apr-12	—	—	1.0494
May-12	1,175,000	1,117,877	1.0511
Jun-12	—	—	0.9270
Jul-12	553,957	605,550	0.9148
Aug-12	—	—	0.9500
Sep-12	300,000	316,622	0.9475
Oct-12	766,000	840,557	0.9113
Nov-12	250,000	292,603	0.8544
Dec-12	902,000	1,079,464	0.8356
Jan-13	8,657,000	11,083,088	0.7811
Feb-13	—	—	0.8058

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$1,219,448	1,298,390	$0.9392
Feb-12	—	—	0.9969
Mar-12	1,080,000	1,068,672	1.0106
Apr-12	453,750	448,370	1.0120
May-12	1,338,315	1,321,662	1.0126
Jun-12	—	—	0.8923
Jul-12	257,598	292,825	0.8797
Aug-12	695,000	761,477	0.9127
Sep-12	799,282	878,815	0.9095
Oct-12	165,000	188,809	0.8739
Nov-12	60,875	74,365	0.8186
Dec-12	185,000	231,278	0.7999
Jan-13	16,746,052	22,417,740	0.7470
Feb-13	3,000	3,896	0.7700

CLASS Z

Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$0.9409
Feb-12	—	—	0.9996
Mar-12	—	—	1.0142
Apr-12	—	—	—
May-12	—	—	—
Jun-12	—	—	—
Jul-12	—	—	—
Aug-12	—	—	—
Sep-12	—	—	—
Oct-12	—	—	—
Nov-12	—	—	—
Dec-12	—	—	—
Jan-13	—	—	—
Feb-13	—	—	—

(1) Beginning of the month Net Asset Value

CLASS M

Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$—
Feb-12	—	—	—
Mar-12	—	—	—
Apr-12	—	—	—
May-12	—	—	—
Jun-12	—	—	—
Jul-12	—	—	—
Aug-12	—	—	—
Sep-12	—	—	—
Oct-12	—	—	—
Nov-12	—	—	—
Dec-12	732,832	732,832	1.0000
Jan-13	535,000	572,376	0.9347
Feb-13	—	—	0.9643

(1) Beginning of the month Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C, Class M Units and Class Z Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2012	For the period from November 1, 2011 to December 31, 2011

NET INVESTMENT INCOME (LOSS) ALLOCATED FROM HIGHBRIDGE COMMODITIES FUTURESACCESS MASTER FUND LTD:
Management fees	$(478,590)	$(65,076)
Performance fees	(15,312)	—
Other	(182,682)	(195,641)
Total net investment income (loss) allocated from Highbridge Commodities FuturesAccess Master Fund Ltd	(676,584)	(260,717)

FUND EXPENSES:
Sponsor fees	497,258	7,013
Other	469,583	161,972
Total Fund expenses	966,841	168,985

NET INVESTMENT INCOME PROFIT (LOSS)	(1,643,425)	(429,702)

REALIZED AND UNREALIZED PROFIT (LOSS) ON INVESTMENTS ALLOCATED FROM HIGHBRIDGE COMMODITIES FUTURESACCESS MASTER FUND LTD:
Realized, net	(7,468,034)	(633,036)
Change in unrealized, net	(387,404)	(527,355)
Brokerage commissions	(98,163)	(16,544)
Net profit (loss) from derivative contracts (net of brokerage commissions on futures contracts of $98,163)	(7,953,601)	(1,176,935)

NET PROFIT (LOSS)	$(9,597,026)	$(1,606,637)

Balance Sheet Data	December 31, 2012	December 31, 2011

Shareholders’ Equity	$38,996,906	$17,499,262
Net Asset Value per Series A Unit*	$0.7434	$0.9385
Net Asset Value per Series C Unit*	$0.7348	$0.9370
Net Asset Value per Series D Unit**	$0.7811	$0.9713
Net Asset Value per Series I Unit*	$0.7470	$0.9392
Net Asset Value per Series Z Unit***	$—	$0.9409
Net Asset Value per Series M Unit****	$0.9347	$—

*Units issued on November 1, 2011.

**Units issued on December 1, 2011.

***Units issued on November 1, 2011 and Units fully redeemed as of February 29, 2012. (Presentation of weighted average units outstanding and net income (loss) per weighted average units for this share class is for the period January 1, 2012 to February 29, 2012.)

****Units issued on December 1, 2012.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the period is useful information for the members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9675	$0.9385
2012	$0.9958	$1.0092	$1.0102	$1.0105	$0.8901	$0.8773	$0.9099	$0.9064	$0.8707	$0.8153	$0.7964	$0.7434

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9667	$0.9370
2012	$0.9934	$1.0059	$1.0061	$1.0055	$0.8850	$0.8715	$0.9031	$0.8990	$0.8628	$0.8072	$0.7878	$0.7348

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	0.9713
2012	$1.0319	$1.0471	$1.0494	$1.0511	$0.9270	$0.9148	$0.9500	$0.9475	$0.9113	$0.8544	$0.8356	$0.7811

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9678	$0.9392
2012	$0.9969	$1.0106	$1.0120	$1.0126	$0.8923	$0.8797	$0.9127	$0.9095	$0.8739	$0.8186	$0.7999	$0.7470

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS Z

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9687	$0.9409
2012	$0.9996	$1.0142	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9347

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: November 30, 2011

Aggregate Subscriptions: $13,019,363

Current Capitalization:   $8,863,293

Worst Monthly Drawdown(2):  (11.91)% (May 2012)

Worst Peak-to-Valley Drawdown(3):  (26.43)% (May 2012 — December 2012)

Net Asset Value per Unit for Class A, December 31, 2012:   $0.7434

Monthly Rates of Return (4)

Month	2012	2011
January	6.11%	0.00%
February	1.35	—
March	0.10	—
April	0.03	—
May	(11.91)	—
June	(1.44)	—
July	3.72	—
August	(0.38)	—
September	(3.95)	—
October	(6.36)	—
November	(2.32)	(3.25)
December	(6.65)	(2.99)
Compound Annual Rate of Return	(20.79)%	(6.15)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (25.66)%.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: November 1, 2011

Aggregate Subscriptions:    $23,622,158

Current Capitalization:   $17,820,122

Worst Monthly Drawdown(2):  (11.98)% (May 2012)

Worst Peak-to-Valley Drawdown(3):  (26.97)% (April 2012 — December 2012)

Net Asset Value per Unit for Class C, December 31, 2012:   $0.7348

Monthly Rates of Return (4)

Month	2012	2011
January	6.02%	0.00%
February	1.26	—
March	0.02	—
April	(0.06)	—
May	(11.98)	—
June	(1.53)	—
July	3.63	—
August	(0.46)	—
September	(4.03)	—
October	(6.44)	—
November	(2.40)	(3.33)
December	(6.73)	(3.07)
Compound Annual Rate of Return	(21.58)%	(6.30)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (26.52)%.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: December 1, 2011

Aggregate Subscriptions:  $8,260,332

Current Capitalization:   $6,689,457

Worst Monthly Drawdown(2):  (11.81)% (May 2012)

Worst Peak-to-Valley Drawdown(3):  (25.69)% (May 2012 — December 2012)

Net Asset Value per Unit for Class D, December 31, 2012:   $0.7811

Monthly Rates of Return (4)

Month	2012	2011
January	6.24%	0.00%
February	1.47	—
March	0.22	—
April	0.16	—
May	(11.81)	—
June	(1.32)	—
July	3.85	—
August	(0.26)	—
September	(3.83)	—
October	(6.24)	—
November	(2.20)	—
December	(6.52)	(2.87)
Compound Annual Rate of Return	(19.58)%	(2.87)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (21.89)%.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: November 1, 2011

Aggregate Subscriptions:   $6,331,118

Current Capitalization:   $4,939,046

Worst Monthly Drawdown(2):  (11.88)% (May 2012)

Worst Peak-to-Valley Drawdown(3):  (26.23)% (May 2012 — December 2012)

Net Asset Value per Unit for Class I, December 31, 2012:  $0.7470

Monthly Rates of Return (4)

Month	2012	2011
January	6.14%	0.00%
February	1.37	—
March	0.14	—
April	0.06	—
May	(11.88)	—
June	(1.41)	—
July	3.75	—
August	(0.35)	—
September	(3.91)	—
October	(6.33)	—
November	(2.28)	(3.22)
December	(6.61)	(2.96)
Compound Annual Rate of Return	(20.46)%	(6.08)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (25.30)%.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(CLASS Z UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: November 1, 2011

Aggregate Subscriptions:   $23,846,000

Current Capitalization:   $0

Worst Monthly Drawdown(2):  (3.13)% (November 2011)

Worst Peak-to-Valley Drawdown(3):  (5.91)% (November 2011— February 2012)

Net Asset Value per Unit for Class Z, December 31, 2012:  $0.0000

Monthly Rates of Return (4)

Month	2012	2011
January	6.24%	0.00%
February	1.46	—
March	—	—
April	—	—
May	—	—
June	—	—
July	—	—
August	—	—
September	—	—
October	—	—
November	—	(3.13)
December	—	(2.87)
Compound Annual Rate of Return	7.80%	(5.91)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (100)%.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(CLASS M UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: December 1, 2012

Aggregate Subscriptions: $732,832

Current Capitalization:   $684,988

Worst Monthly Drawdown(2):  (6.53)% ( December 2012)

Worst Peak-to-Valley Drawdown(3):  (6.53)% ( December 2012)

Net Asset Value per Unit for Class M, December 31, 2012:   $0.9347

Monthly Rates of Return (4)

Month	2012
January	0.00%
February	—
March	—
April	—
May	—
June	—
July	—
August	—
September	—
October	—
November	—
December	(6.53)
Compound Annual Rate of Return	(6.53)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since December 1, 2012 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since December 1, 2012 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (6.53)%.

Item 7:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview

This performance summary is an outline description of how the Fund performed in the past (trading through the Master Fund prior to the Reorganization), not necessarily any indication of how the Fund will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

The Fund is unlikely to be profitable in markets in which such trends do not occur.  Static or erratic prices are likely to result in losses.  Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses, as well as gains.

While there can be no assurance that the Fund will be profitable under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Fund.

Results of Operations

General

The Master Fund’s objective in providing trading management services for the Fund is to provide a positive return on capital by pursuing trading strategies focused on commodity-related investments, primarily investing in futures contracts, although the Trading Program may in the future increase the utilization of OTC derivatives such as forward contracts, as well as other instruments.

Performance Summary

This performance summary is an outline description of how the Master Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed  may or may not have caused such movements, but simply occurred at or about the same time.

Period ended December 31, 2012

Total Trading
Profit (Loss)
Metals	$(3,430,772)
Agricultural Commodities	(9,509,275)
Currencies	1,141,450
Energy	(2,097,309)
Subtotal	(13,895,906)
Change in Brokerage Commissions Payable	(185,858)
Total	$(14,081,764)

For the Year Ended December 31, 2012

The Master Fund experienced a net trading loss before brokerage commissions and related fees for the year ended December 31, 2012 of $13,895,906. The Fund’s profits were attributable to the currency sector posting profits. The energy, metals and agriculture sectors posted losses.

The currency sector posted profits to the Fund.  Profits were posted to the Fund at the beginning through the middle of the first quarter as commodity currencies rallied.  Losses were posted to the Fund at the end of the first quarter as commodity currencies sold off during the month leading to the Fund’s negative performance.  Profits were posted to the Fund at the beginning and end of the second quarter with losses in the middle of the second quarter.  Profits were posted to the Fund at the beginning of the third quarter as the commodity currencies were up during the month of July only to be reversed in the middle of the third quarter.  The performance of commodity currencies was the primary driver of negative performance resulting in losses posted to the Fund in the middle of the third quarter.  Profits were posted to the Fund at the end of the third quarter due to the Trading Program’s positioning.  Losses were posted to the Fund at the beginning and end of the fourth quarter.  Profits were posted to the Fund in the middle of the fourth quarter.

The energy sector posted losses to the Fund.  Profits were posted to the Fund at the beginning of the first quarter.  Energy was a positive contributor as a result of short exposure to natural gas and long exposure to the energy products.  Most of the energy products had positive performance for January on strong global demand and escalating tensions with Iran.  Warmer than expected weather in the U.S. and high gas volumes in storage put downward pressure on natural gas.  Profits were posted to the Fund in the middle of the first quarter.  Most of the energy products had positive performance for February on strong global demand and escalating tensions with Iran.  Profits were posted to the Fund at the end of the first quarter.  The Fund’s short position in natural gas was a strong contributor while the long positions in the energy products were moderately positive.  Warmer than expected weather in the U.S. and continued high gas volumes in storage put downward pressure on natural gas, as it fell during March.  Concerns related to the lack of storage capacity entering the summer months may have also contributed to the decline.  Losses were posted to the Fund at the beginning of the second quarter.  The Trading Program’s bearish view on natural gas detracted from returns as the commodity rallied during the second half of April on cooler than expected weather and evidence of potential production decreases.  Gasoline fell on robust global production and signs that demand could be slowing.  Losses were posted to the Fund in the middle of the second quarter as natural gas rallied on news that U.S. power plants increased natural gas use due to switching from more traditional electric generation sources, such as coal.  Heating oil and gasoline fell in May on signs that demand could be slowing with weaker levels of economic activity.  The Trading Program’s short positioning in West Texas Intermediate crude oil, which was down partially offset negative performance from the Trading Program’s long positions in the energy products.  Losses were posted to the Fund at the end of the second quarter.  Energy detracted in June as natural gas rallied despite continued elevated inventory levels, partly in response to fears that Tropical Storm Debby would impact natural gas production as it approached coastal Florida in late June.  The Trading Program’s short positioning in West Texas Intermediate crude oil, which was down in June, partially offset negative performance.  Brent crude and West Texas Intermediate crude oil were down significantly for the majority of June, but, rallied on the last trading day of the month on the stronger than expected news out of Europe, renewed fears of escalating tensions with Iran and oil industry labor strikes in Norway.  Losses were posted to the Fund at the beginning of the third quarter.  Energy detracted slightly in July as each commodity in the sector was up during the month.  Natural gas continued the rally which began in mid-April as strong performance was influenced by increased use for electricity generation, production cuts as a result of low prices and de-risking/delevering.  Warm weather during July added further pressure as increased air conditioning use led to elevated demand for electricity.  The Trading Program’s short positioning in West Texas Intermediate crude oil was up during July which detracted from performance.  West Texas Intermediate crude oil advanced as it was supported by increased U.S. led sanctions against Iran and production problems in the North Sea Buzzard Oilfield.  Gasoline rallied during July partly due to refinery closure.  Profits were posted to the Fund in the middle of the third quarter.  Positioning across the energy sector was a moderate contributor as the Trading Program’s long positions in the energy products, gasoline and heating oil, added value while bearish positioning in West Texas Intermediate crude oil detracted.  All of the commodities in the energy sector rallied, with the exception of natural gas, due to the impact of the sanctions against Iran and production cuts ahead of Hurricane Isaac’s arrival in the Gulf of Mexico.  Gasoline, heating oil, Brent crude and West Texas Intermediate crude oil rallied.  Losses were posted to the Fund at the end of the third quarter.  The Trading Program’s short position in natural gas, reflecting continued high inventory levels, negatively impacted performance as the commodity rallied during September.  The Trading Program’s bearish positioning in West Texas Intermediate crude oil contributed to performance as it fell during September driven, in part, by concerns over global economic growth and reports of OPEC increasing production to stabilize prices.  Losses were posted to the Fund at the beginning of the fourth quarter.  The Trading Program’s bullish positioning in the energy products detracted from performance as gasoline fell and heating oil was down.  Losses were posted to the Fund in the middle of the fourth quarter.  The Trading Program’s bearish positioning in West Texas Intermediate crude oil, detracted from performance.  Losses were posted to the Fund at the end of the fourth quarter due to the Trading Program’s positioning in natural gas was a slight detractor as the commodity was down during December.  West Texas Intermediate crude oil gained in December supported, in part, by news that the flow of the Seaway pipeline will be increased during the first quarter of 2013.  As a result, the Trading Program’s bearish positioning in West Texas Intermediate crude oil was a slight detractor from performance.  The Trading Program’s overweight positioning within the energy products was also slightly negative as heating oil was down while gasoline was roughly flat.

The metals sector posted losses to the Fund.  Profits were posted to the Fund at the beginning of the first quarter as this sector had strong performance as aluminum, copper, zinc and nickel were all up for January.  Volatility in silver remained high as this commodity was up in January after declining in December.  Losses were posted to the Fund in the middle of the first quarter.  Nickel was down on the month with supply growth coming out of Brazil and Australia.  Silver profited, gold was down modestly and overall short exposure to the sector detracted from returns.  Losses were posted to the Fund at the end of the first quarter led by aluminum and nickel.  Silver and gold were both down.  Losses were posted to the Fund at the beginning of the second quarter.  Industrial metals had mixed performance during April.  Aluminum was down while lead and zinc were up.  Zinc had been one of the best performing industrial metals year-to-date based on concerns that upcoming mine closures and lack of investment in new mines may leave the market undersupplied.  Silver and gold was down which contributed to the sector’s negative performance.  Losses were posted to the Fund in the middle of the second quarter.  Precious metals were a negative contributor during May as gold and silver were down.  While precious metals were not immune to the broad delevering that occurred during May, they maintained their value.  Losses were posted to the Fund at the end of the second quarter.  The industrials metals sector generated negative performance in June as copper and nickel rallied.  The sector spent the majority of the month in negative territory due to concerns around global economic growth.  Precious metals were a positive contributor as gold advanced and silver detracted marginally.  Profits were posted to the Fund at the beginning of the third quarter.  Mildly positive performance in the industrial metals sector was a result of the Trading Program’s overall bearish positioning within the sector.  Nickel experienced the largest sell-off during July as a result of ample supply levels and weak demand.  Precious metals posted profits to the Fund as gold and silver were up during July.  Profits were posted to the Fund in the middle of the third quarter.  The Trading Program maintained small position sizes across the industrial metals but was overall short the sector.  Performance for the individual metals was muted during August with the headwinds out of China, Europe and the U.S. overshadowing the longer-term bullish prospects for certain industrial metals.  Gold and silver were up due to expectations for continued easing of monetary policy globally.  Profits were posted to the Fund at the end of the third quarter.  The industrial metals sector rallied in response to the U.S. Federal Reserve’s announcement for additional quantitative easing. The precious metals sector also appeared to benefit from the announcement of QE3 and expectations for interest rates in the U.S. to remain low for the near term.  Silver and gold were up in September.  Losses were posted to the Fund at the beginning of the fourth quarter.  The Trading Program’s bullish positioning in gold and silver detracted from performance as both commodities were down during October.  Losses were posted to the Fund in the middle of the fourth quarter.  The Trading Program’s overall net short position detracted from performance as nickel, zinc and aluminum were up in November.  Losses were posted to the Fund at the end of the fourth quarter.  Silver, was the primary source of underperformance during December.  The Trading Program’s small exposures and net bearish positioning across the industrial metals sector was a mild positive contributor to performance which was not enough to offset losses.

The agriculture sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the first quarter.  However, downward pressure was partially offset by concerns related to volatile weather in South America.  The Fund’s overweight corn/underweight wheat position detracted from performance as corn was slightly down and wheat was modestly up.  Performance of the softs was mixed for January.  Profits in coffee, fell due to the outlook for increased inventories and production, were offset by losses in cocoa, which increased as stockpiles fell and dry weather in the Ivory Coast threatened output.  Profits were posted to the Fund in the middle of the first quarter.  Soybeans and sugar were both up contributing to the sector’s positive performance.  Dry weather in Argentina and Brazil reduced soybean supply expectations while the market continued to experience strong demand from China.  Sugar was up on concerns that weather conditions will limit the rebuilding of production by major buyers including China and Indonesia.  In a reversal from January, coffee was down as supply concerns eased on upwardly revised inventory figures in Brazil and expected production increases in Indonesia and Honduras.  The overweight corn/underweight wheat position was positive as corn outperformed wheat.  Profits were posted to the Fund at the end of the first quarter.  Soybeans were up as dry weather in Argentina and Brazil reduced supply expectations.  Cotton was up on news that India, the world’s second largest exporter, imposed a ban on cotton exports until September.  Coffee was down on forecasts for a record crop out of Brazil.  Performance for the Fund’s overweight corn/underweight wheat position was negative as corn underperformed wheat.  Profits were posted to the Fund at the beginning of the second quarter.  Soybeans were up as drought conditions in South America continued to impact supply expectations.  Losses were posted to the Fund in the middle of the second quarter.  Agriculture detracted from May performance as soybeans fell given favorable weather reports in key growing areas in the Midwestern United States, which increased yield projections.  The negative contribution of soybeans was partially offset by the Trading Program’s bearish positioning on corn, which was down in May due to expectations of a record harvest in the U.S. the Trading Program’s positioning within the softs led to mildly negative performance as cotton, coffee and sugar were down.  Losses were posted to the Fund at the end of the second quarter.  The Trading Program’s bullish positioning in soybeans, up during June, contributed to performance.  Despite abundant supplies, sugar and coffee rallied due to reports of below normal rainfall in India and unseasonably wet weather in Brazil.  Profits were posted to the Fund at the beginning of the third quarter.  The Trading Program’s positioning within the agriculture sector generated strong performance as the Midwestern U.S. continued to experience severe heat and drought conditions throughout July.  By the end of July, approximately half of the U.S. corn crop was rated poor/very poor by the U.S. Department of Agriculture.  As a result, corn experienced another large price increase.  Soybeans were up modestly less than corn, as there was a possibility of the crop recovering with an improvement in weather conditions.  Volatility was higher in the grains sector, which also contributed to the Trading Program’s lower exposure.  Profits were posted to the Fund in the middle of the third quarter.  For the grains sector, the Trading Program’s bullish positioning across the soybean complex was a positive contributor to returns.  Soybeans were up due to the continued impact of extreme heat and drought conditions in key growing areas of the Midwestern United States.  Corn and wheat, were each generally flat during August.  The Trading Program’s overweight position in sugar detracted as the commodity fell during August due to improved weather conditions in Brazil, which supported the cane crushing process.  A delayed monsoon in India and heavy rains in Brazil impacted expectations for the current crop.  The Trading Program’s bearish positioning in cotton also detracted from performance.  Despite ample supplies of cotton, the potential impact of Hurricane Isaac, perceived carryover effects from the heat wave in the Midwestern United States and reports of stockpiling in China caused cotton to rally.  The Fund’s bearish positioning in coffee added value as the commodity fell.  Supportive weather in Brazil put pressure on already ample supply levels.  Losses were posted to the Fund at the end of the third quarter.  The Trading Program’s bullish positioning within the grains was the primary detractor from performance as soybeans and corn were down in September.  Despite tight inventory levels, both commodities fell on news of supportive growing conditions in Brazil and a less bearish than expected supply report released by the U.S. Department of Agriculture.  The Trading Program’s positioning within the softs generated slightly positive performance with gains from the bearish positioning in cotton offset by mild losses in both cocoa and coffee.  Cotton fell during September, reversing the rally which took place in August, primarily on expectations for increasing inventories and weakening demand.  Losses were posted to the Fund at the beginning of the fourth quarter.  The Trading Program’s bullish positioning within the grains, especially across the soybean complex, detracted from performance as each commodity was down during October.  Soybeans were down during October, partially driven by supportive weather conditions in South America and signs of slowing demand.  The Trading Program’s bearish positioning within coffee contributed positively to the performance of the softs but was more than offset by negative performance from bullish positioning in sugar and cocoa.  Sugar fell as dry weather conditions in Brazil supported the cane crushing process and helped mills recover from difficulties experienced earlier in the harvest.  Losses were posted to the Fund in the middle of the fourth quarter.  The Trading Program’s overweight in grains detracted from performance as each commodity was down during November.  Within grains, soybeans were down the most, partially driven by supportive weather conditions in South America and signs of slowing demand.  Positioning within the softs contributed to positive performance during November.  Coffee prices fell during November due to expectations for strong production in Brazil and Columbia, the world’s largest and second largest producers, respectively.  The President of the Ivory Coast, the world’s largest producer of cocoa, dissolved the government in early November which, along with production issues in other countries, helped drive prices higher.  Losses were posted to the Fund at the end of the fourth quarter.  All of the grains finished December in negative territory due to supportive growing conditions in South America.  The Trading Program’s positioning in the softs detracted from performance due to overweight exposure to cocoa.  Cocoa fell during December following an easing of political tensions in the Ivory Coast and rains in other key growing areas across Africa.

For the Period Ended December 31, 2011

Period ended December 31, 2011

Total Trading
Profit (Loss)
Metals	$(867,829)
Agricultural Commodities	(167,845)
Currencies	(714,656)
Energy	589,939
Subtotal	(1,160,391)
Change in Brokerage Commissions Payable	(16,544)
Total	$(1,176,935)

The Master Fund experienced a net trading loss before brokerage commissions and related fees for the period November 1, 2011 (commencement of operations) to December 31, 2011 of $1,160,391.

In the portfolio, the energy complex, industrial metals and softs contributed positively. Precious metals and financial commodities and agricultural segments detracted. The Fund’s overweight exposure to corn, driven by a tight supply picture, was a headwind to performance as corn prices declined Year to date corn is down and is holding up better than the rest of the sector, especially against wheat. In the energy sector, the Fund’s outlook on West Texas Intermediate crude oil has evolved from bearish earlier in the year to now mildly bullish in November as West Texas Intermediate crude oil rallied in November. Natural gas declined in part due to warmer weather earlier in the month. The Fund’s short exposure to natural gas added value as the commodity sold off. In metals, the sector sold off as weakening demand for industrial metals reflected an uncertain economic outlook in Europe and China. The Fund’s short exposure to the industrial metals group contributed positively. Precious metals & financial commodities was the Fund’s biggest detractor as they were net long. Although gold was up for the month, silver and the Australian dollar were down.

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

During the year and period set forth above in “Selected Financial Data”, the interest rates in many countries were at unusually low levels. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

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

Substantially all of the Fund’s assets are held in cash.  The Net Asset Value of the Fund’s cash is not affected by inflation.  However, changes in interest rates could cause periods of strong up or down price trends, during which the Fund’s profit potential generally increases.  Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.  The Fund should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances.  This typically permits the Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, effective as of the last calendar day of each month, upon providing notice 38 days prior to the first of every month.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption requests and the applicable redemption date.

MLAI may delay or suspend both the payment of redemption proceeds and the effective date of redemptions if MLAI determines that that doing so would have adverse consequences for the non-redeeming investors.  The following is a non-inclusive of list certain circumstances that may influence MLAI, in its discretion, to delay or suspend payment of redemption proceeds or the effective date of redemptions:  (i) market disruptions, including a situation in which any market on which a significant portion of the Fund’s investments are traded closes other than for ordinary holidays or restricts or suspends trading; (ii) a state of emergency as a result of which it is not reasonably practicable to calculate the Fund’s net asset value; (iii) a breakdown in the means of communication normally used for determining prices of a significant portion of the Fund’s portfolio; and (iv) where the transfer of funds involved in the realization or acquisition of certain investments in the Fund’s portfolio cannot, in the opinion of MLAI, be effected at normal rates of exchange.

As a commodity pool, the Fund maintains an extremely large percentage of its assets in cash, which it must have available to post initial and variation margin on futures contracts.  This cash is also used to fund redemptions.  While the Fund has the ability to fund redemption proceeds from liquidating positions, as a practical matter positions are not liquidated to fund redemptions.  In the event that positions were liquidated to fund redemptions, MLAI, as the manager of the Fund, has the ability to override decisions of the Trading Advisor to fund redemptions if necessary, but in practice the Trading Advisor would determine in its discretion which investments should be liquidated.

(The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.)

Recent Accounting Developments

Recent accounting developments are discussed in Exhibit 13.01.

Item 7A: Quantitative and Qualitative Disclosures About Market Risks

Introduction

The Fund is a speculative commodity pool.  The market sensitive instruments held by it are acquired for speculative trading purposes and all or substantially all of the Fund’s assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

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

The Fund, under the direction of the Trading Advisor, rapidly acquires and liquidates both long and short positions in currency markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Fund’s risk exposure in the various market sectors traded by the Fund is quantified below in terms of Value at Risk.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

The Fund’s Trading Value at Risk in Different Market Sectors

December 31, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$1,465,086	4.94%	$1,744,860	$1,508,891
Currencies	943,110	3.18%	1,267,820	1,096,364
Energy	858,107	2.89%	33,272	28,772
Metals	1,627,697	5.49%	2,296,425	1,985,864

Total	$4,894,000	16.50%	$5,342,377	$4,619,891

December 31, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$51,604	0.25%	$63,052	$40,157
Currencies	128,949	0.62%	157,553	100,344
Energy	356,430	1.70%	435,497	277,364
Metals	1,840,946	8.80%	2,249,321	1,432,570

Total	$2,377,929	11.37%	$2,905,423	$1,850,435

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

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

The Fund also has non-trading market risk on the approximately 90% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, and an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 2012, by market sector.

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

Currencies

The Fund trades in a number of currencies. The Fund does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Stock Indices

The Fund’s primary equity exposure is to S&P 500, Nikkei and German DAX equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Master Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2012. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2012.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese Yen, Swedish Krona and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the Trading Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of simply of the ongoing process of monitoring the Trading Advisor with the market risk controls being applied by HCM itself.

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

Non-Trading Risk

The Fund controls the non-trading exchange rate risk by regularly converting foreign balances back into U.S. dollars at least once per week, and more frequently if a particular foreign currency balance becomes unusually high.

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

Item 8: Financial Statements and Supplementary Data

Net Income(Loss) by Quarter

Five Quarters through December 31, 2012

	Fourth	Third	Second	First	Fourth (2)
	Quarter	Quarter	Quarter	Quarter	Quarter
	2012	2012	2012	2012	2011
Total Income (Loss)	$(5,843,964)	$(62,157)	$(4,076,817)	$2,029,337	$(1,176,935)
Total Expenses allocated from Highbridge Commodities FuturesAccess Master Fund Ltd	193,089	185,314	59,779	238,402	260,717
Total Expenses	370,330	259,560	194,319	142,631	168,985
Net Income (Loss)	$(6,407,383)	$(507,031)	$(4,330,915)	$1,648,304	$(1,606,637)

Net Income (Loss) per weighted average Unit (1)	$(0.1286)	$(0.0117)	$(0.1386)	$0.0804	$(0.0568)

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2012, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting:

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Fund’s internal control over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and included those policy and procedures that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Fund.

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that  receipts and expenditures of the Fund are being made only in accordance with authorizations of management and directors of the Fund; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2012, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)           Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by HCM on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Deann Morgan	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

James L. Costabile	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Steven L. Suss	Vice President and Manager

Deann Morgan, age 43, has been the Chief Executive Officer and President of MLAI since June 2012 and is a Managing Director within the Global Wealth and Retirement Solutions group (“GWRS”) which is a business unit within the BAC Global Wealth & Investment Management group (“GWIM”), a division of BAC.  As a Vice President of MLAI from March 2008 through June 2012, Ms. Morgan was responsible for overseeing GWRS Alternative Investments Origination.  From April 2006 until December 2008, Ms. Morgan was a Director for BAC’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments.  She received her M.B.A. from the University of Chicago and her B.B.A. from University of Michigan and is a Chartered Financial Analyst (CFA) charterholder.   Ms. Morgan has been registered with the CFTC as an associated person and listed as a principal of MLAI since August 21, 2009.  Ms. Morgan has also been registered with the CFTC as an associated person of MLPF&S since April 13, 2009.

Barbra E. Kocsis, age 46, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, a position she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through MLPF&S and US Trust.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration/Accounting.

James L. Costabile, age 37, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and U.S. Trust since January 2009.  U.S. Trust is a division of BAC. Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of the MLPF&S since August 20, 2007.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Colleen R. Rusch, age 45, is a Managing Director and Head of Alternative Investments Platform Management within the Global Wealth and Retirement Solutions Group (“GWRS”) and has been a Vice President of MLAI and a Director within GWRS since January 2008.  She is responsible for overseeing GWRS Alternative Investments operations, service and trading platform since January 2008.  From December 2007 to February 2012, she was a Director of MLAI.  Ms. Rusch has been listed as a principal of MLAI since September 14, 2010.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College.

Steven L. Suss, age 53, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWIM’s Alternative Investments Group, a division within BAC that provides advisory and other services to high net worth clients, since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss has also served as Senior Vice President of Bank of America Capital Advisors LLC (“BACA”) since July 2007.  BACA is an investment advisor focusing on alternative investment products and Mr. Suss is responsible within that entity for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Prior to these existing roles, Mr. Suss has performed various other roles within BAC:  he has served as Senior Vice President at Banc of America Investment Advisors Inc. (“BAIA”), another alternative investment advisor affiliated with BAC, from July 2007 to March 2010; he was Senior Vice President of U.S. Trust Hedge Fund Management, Inc., a hedge fund manager associated with BAC, from June 2007 to March 2010, and served as its Chief Financial Officer and Treasurer from October 2007 to March 2010; and he was Senior Vice President of UST Advisers, Inc., an investment adviser associated with BAC, from July 2007 to May 2008.  In the above roles with BAIA, U.S. Trust Hedge Fund Management, Inc. and UST Advisers, Inc., Mr. Suss was responsible for the management of financial reporting and operational matters of alternative investment funds managed by those entities.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partnership or limited liability company interest are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, Highbridge Commodities FuturesAccess LLC, Man AHL FuturesAccess LLC, Ortus Currency FuturesAccess LLC ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)                                  Identification of Certain Significant Employees:

None.

(d)                                 Family Relationships:

None.

(e)                                  Business Experience:

See Item 10(a) and (b) above.

(f)                                   Involvement in Certain Legal Proceedings:

None.

(g)                                  Promoters and Control Persons:

Not applicable.

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

To the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2012 were timely and correctly made.

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

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions. The Fund does not have any officers, managers or employees.  The Fund pays brokerage commissions to MLPF&S an affiliate of MLAI and Sponsor fees and management fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its Manager, MLAI.)

(b)                                 Security Ownership of Management:

As of December 31, 2012 MLAI owned no Unit-equivalent member interests, and the principals of MLAI did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions, and Director Independence

(a)                                 Transactions between BAC and the Fund

Many of the primary service providers to the Fund are BAC affiliates, including MLPF&S and MLIB.  The fees paid by the Fund to any BAC parties were established by the BAC parties based on rates charged to similarly-situated customers rather than being negotiated.  These fees are likely higher than would have been obtained in arms-length bargaining.

The Fund pays BAC substantial brokerage commissions as well as prime brokerage fees and bid-ask spreads on F/X and other OTC trades. The Fund pays MLAI Sponsor fees, management fees and performance fees.

The Fund maintains, cash, collateral and margin balances with MLFP&S and MLIB, providing these BAC affiliates funding benefits from possession of the Fund’s capital.

No loans have been, outstanding between MLAI or any of its principals and the Fund.

MLAI pays selling commissions and trailing commissions to MLPF&S for distributing the Units.  MLAI is ultimately paid back for these expenditures from the revenues it receives from the Fund.

(b)                                 Certain Business Relationships:

                MLPF&S, an affiliate of MLAI, acts as the principal commodity broker for the Fund.

In 2012 the Fund directly expensed:  (i) Brokerage Commissions of $0 to MLPF&S and $0 in management fees earned by HCM and MLAI, (ii) Sponsor Fees of $497,258 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

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

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s forms 10Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2012 and 2011 were $82,000 and $72,000, respectively.

(b)           Audit-Related Fees

There were no other audit-related fees billed for the year ended December 31, 2012 and 2011 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the period ended December 31, 2012 and 2011 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2012 and 2011 for professional services rendered to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

1.             Financial Statements (found in Exhibit 13.01):

Page:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2012 and 2011	2

Statements of Operations for the year ended December 31, 2012 and for the period November 1, 2011 (commencement of operations) to December 31, 2011	3

Statements of Changes in Members’ Capital for the year ended December 31, 2012 and for the period November 1, 2011(commencement of operations) to December 31, 2011	4

Financial Data Highlights for the year ended December 31, 2012 and for the period November 1, 2011(commencement of operations) to December 31, 2011	6

Notes to Financial Statements	8

2.             Financial Statements (found in Exhibit 13.02):

Page:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2012 and 2011	2

Statements of Operations for the year ended December 31, 2012 and for the period November 1, 2011 (commencement of operations) to December 31, 2011	3

Statements of Changes in Shareholders’ Equity for the year ended December 31, 2012 and for the period November 1, 2011(commencement of operations) to December 31, 2011	4

Financial Data Highlights for the year ended December 31, 2012 and for the period November 1, 2011 (commencement of operations) to December 31, 2011	6

Notes to Financial Statements	8

3.                                      Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

4.                                      Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of Highbridge Commodities FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Registration Statement on Form 10 filed on December 23, 2011 (“Registration Statement”).

3.02	Third Amended and Restated Limited Liability Company Operating Agreement of Highbridge Commodities FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on January 7, 2013.

10.01	Customer Agreement between Highbridge Commodities FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.1 contained in the Registration Statement.

10.02	Amended and Restated Advisory Agreement among Highbridge Commodities FuturesAccess Master Fund Ltd., Merrill Lynch Alternative Investments LLC and Highbridge Capital Management, LLC.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the Registration Statement.

10.03	Amendment to Amended and Restated Advisory Agreement among Highbridge Commodities FuturesAccess Master Fund Ltd., Merrill Lynch Alternative Investments LLC and Highbridge Capital Management, LLC.

Exhibit 10.03:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on April 5, 2012.

10.4

Assignment and Assumption Agreement among Highbridge Commodities FuturesAccess Master Fund Ltd., Highbridge Commodities FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and Highbridge Capital Management, LLC.

Exhibit 10.04:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on January 18, 2013.

10.5	Second Amendment to Amended and Restated Advisory Agreement among Highbridge Commodities Futures Access LLC, Merrill Lynch Alternative Investments LLC and Highbridge Capital Management, LLC.

Exhibit 10.05:	Is incorporated by reference from Exhibit 10.02 contained in the registrant’s Report on Form 8-K filed on January 18, 2013.

13.01	2012 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

13.02	2012 Annual Report and Report of Independent Registered Public Accounting Firm for The Master Fund.

Exhibit 13.02:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

99.1

Amended and Restated Selling Agreement effective as of July 8, 2011 between Merrill Lynch Alternative Investments LLC (for itself, and as sponsor on behalf of the investment funds listed therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as selling agent).

Exhibit 99.1:	Is incorporated by reference from Exhibit 99.1 contained in the Registration Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC
By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager

By:	/s/ Deann Morgan
Deann Morgan
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/Deann Morgan	Chief Executive Officer, President and Manager	March 27, 2013
Deann Morgan

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 27, 2013
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/Steven L. Suss	Vice President and Manager	March 27, 2013
Steven L. Suss

/s/James L. Costabile	Vice President and Manager	March 27, 2013
James L. Costabile

/s/Colleen R. Rusch	Vice President and Manager	March 27, 2013
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

2012 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2012 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 13.02

Highbridge Commodities FuturesAccess Master Fund Ltd. Financial Statements as of and for the year ended December 31, 2012 and for the period November 1, 2011 (commencement of operations) to December 31, 2011 and Report of Independent Registered Public Accounting Firm (Expresses in United States Dollars)

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.