Form 10-Q
period 2013-03-31
Highbridge Commodities FuturesAccess LLC
filed 2013-05-15
CIK 1534977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Four World Financial Center, 11TH Floor

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

As of March 31, 2013, 84,842,657 units of limited liability company interest were outstanding.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31 ,
	2013	2012
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $5,856,409 for 2013)	$59,414,646	$—
Net unrealized profit on open futures contracts	70,470	—
Receivable from Highbridge Commodities FuturesAccess Master Fund LTD	—	39,709,301
Cash	4,365,817	33,998
Other assets	75,000	75,000

TOTAL ASSETS	$63,925,933	$39,818,299

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor and Advisory fees payable	$144,892	$53,701
Redemptions payable	867,879	592,620
Net unrealized loss on open futures contracts	1,062,664	—
Other liabilities	202,891	175,072

Total liabilities	2,278,326	821,393

MEMBERS’ CAPITAL:
Members’ Interest (84,842,657 Units and 52,081,850 Units outstanding; unlimited Units authorized)	61,647,607	38,996,906
Total members’ capital	61,647,607	38,996,906

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$63,925,933	$39,818,299

NET ASSET VALUE PER UNIT:
(Based on 84,842,657 and 52,081,850 Units outstanding, unlimited Units authorized)
Class A	$0.7163	$0.7434
Class C	$0.7062	$0.7348
Class D	$0.7554	$0.7811
Class I	$0.7204	$0.7470
Class M	$0.9040	$0.9347

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012
TRADING PROFIT (LOSS):

Realized, net	$(691,911)	$966,139
Change in unrealized, net	(992,194)	1,080,470
Brokerage commissions	(38,031)	(17,272)

Total trading profit (loss), net	(1,722,136)	2,029,337

INVESTMENT INCOME (EXPENSE):
Interest, net	(3)	—

EXPENSES*:
Management fee	242,510	77,806
Sponsor fee	205,532	54,738
Performance fee	—	108,455
Other*	156,556	140,034
Total expenses	604,598	381,033

NET INVESTMENT INCOME (LOSS)	(604,601)	(381,033)

NET INCOME (LOSS)	$(2,326,737)	$1,648,304

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	11,711,009	3,812,415
Class C	25,335,806	5,652,413
Class D	19,647,770	3,988,980
Class I	28,538,145	1,732,628
Class Z**	—	7,965,776
Class M	1,305,208	—

Net income (loss) per weighted average Unit
Class A	$(0.0262)	$0.0506
Class C	$(0.0289)	$0.0459
Class D	$(0.0257)	$0.0697
Class I	$(0.0260)	$0.0586
Class Z**	$—	$0.1024
Class M	$(0.0307)	$—

*Audit, legal and printing are the primary operating expenses of the Fund.

**Units fully redeemed as of February 29, 2012 (Presentation of weighted average units outstanding and net income (loss) per weighted average units. for this share class is for the period January 1, 2012 to February 29, 2012.)

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited) (in Units)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital March 31, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital March 31, 2013

Class A	1,067,047	4,776,140	—	5,843,187	11,922,019	353,415	(1,512,677)	10,762,757
Class C	1,858,272	6,764,348	(29,526)	8,593,094	24,250,181	1,887,862	(950,370)	25,187,673
Class D	2,313,375	1,998,634	—	4,312,009	8,564,682	11,083,088	—	19,647,770
Class I	78,014	2,367,062	—	2,445,076	6,612,136	22,421,637	(1,094,524)	27,939,249
Class Z**	13,217,877	—	(13,217,877)	—	—	—	—	—
Class M*	—	—	—	—	732,832	572,376	—	1,305,208

Total Members’ Units	18,534,585	15,906,184	(13,247,403)	21,193,366	52,081,850	36,318,378	(3,557,571)	84,842,657

*Units issued on December 1, 2012.

**Units fully redeemed as of February 29, 2012.

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2013
Class A	$1,001,468	$4,708,432	$—	$192,986	$5,902,886	$8,863,293	$267,150	$(1,114,465)	$(306,722)	$7,709,256
Class C	1,741,170	6,674,183	(29,706)	259,578	8,645,225	17,820,122	1,393,000	(691,905)	(732,730)	17,788,487
Class D	2,246,958	2,000,000	—	278,217	4,525,175	6,689,457	8,657,000	—	(504,844)	14,841,613
Class I	73,268	2,299,448	—	101,610	2,474,326	4,939,046	16,749,052	(817,394)	(742,308)	20,128,396
Class Z**	12,436,398	—	(13,252,311)	815,913	—	—	—	—	—	—
Class M*	—	—	—	—	—	684,988	535,000	—	(40,133)	1,179,855

Total Members’ Capital	$17,499,262	$15,682,063	$(13,282,017)	$1,648,304	$21,547,612	$38,996,906	$27,601,202	$(2,623,764)	$(2,326,737)	$61,647,607

*Units issued on December 1, 2012.

**Units fully redeemed as of February 29, 2012.

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$0.7434	$0.7348	$0.7811	$0.7470	$0.9347

Net realized and net change in unrealized trading profit(loss)	(0.0194)	(0.0191)	(0.0205)	(0.0195)	(0.0245)
Brokerage commissions	(0.0004)	(0.0004)	(0.0005)	(0.0004)	(0.0005)
Interest Income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0073)	(0.0091)	(0.0047)	(0.0067)	(0.0057)

Net asset value, end of period	$0.7163	$0.7062	$0.7554	$0.7204	$0.9040

Total Return: (a)

Total return before Performance fees	-3.65%	-3.89%	-3.29%	-3.56%	-3.29%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-3.65%	-3.89%	-3.29%	-3.56%	-3.29%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.99%	1.24%	0.61%	0.89%	0.61%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.99%	1.24%	0.61%	0.89%	0.61%

Net investment income (loss)	-0.99%	-1.24%	-0.61%	-0.89%	-0.61%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average members’ capital have been annualized. The total return ratios are not annualized.

(c) Interest income, net is less than $0.0001 per Unit

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

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Highbridge Commodities FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (“FuturesAccess”), fund was organized under the Delaware Limited Liability Company Act on June 15, 2011 and commenced trading activities on November 1, 2011. The Fund engages in the speculative trading of primarily futures contracts on a wide range of commodities. Highbridge Capital Management, LLC (“Highbridge” or “Trading Advisor”) is the trading advisor of the Fund. The Trading Advisor utilizes the Highbridge Quantitative Commodities Strategy (the “Trading Program”) for the Fund.

Prior to January 1, 2013 (the “Effective Date”), the Fund and BA Highbridge Commodities Fund LLC (the “BA Feeder”) were “feeder funds” in a master-feeder structure investing substantially all of their assets through Highbridge Commodities FuturesAccess Master Fund Ltd. (the “Master Fund”). As of the Effective Date, the Fund and the Master Fund were reorganized such that the Fund became a direct-trading fund investing substantially all of its assets through an account advised by Highbridge rather than through the Master Fund (the “Reorganization”). In connection with the Reorganization, the units of the BA Feeder were also converted into Units of the Fund as of the Effective Date, effectively resulting in the operations of the two funds being combined.  BA Highbridge Commodities Fund LLC liquidated and subscribed to the Fund as of January 1, 2013. The Master Fund liquidated as of January 1, 2013 and mandatorily redeemed the shares of the Master Fund held by the Fund and remitted the redemption proceeds in kind.

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”.  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund.  The Sponsor may select other parties as clearing broker(s).  Currently, the Fund does not trade currency spot and forward contracts.  In the event the Fund does trade such contracts, Merrill Lynch International Bank, Ltd. (“MLIB”) may be the primary foreign exchange (“F/X”) forward prime broker for the Fund.  The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”).  MLPF&S, MLIB and BANA are BAC affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Each FuturesAccess Fund is generally similar in terms of fees, although redemption terms vary among FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  March 31, 2013 and December 31, 2012 and the results of its operations for the three months ended March 31, 2013.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2012.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences could be material. Certain prior year items have been reclassified to conform to the current year presentation.

Initial Offering and Organizational Costs

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance. Initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units. Actual costs incurred for the for the three month periods ended March 31, 2013  and 2012 were $3,678 and $6,832, respectively.

Margin

As of March 31, 2013, the Fund employed $5,856,409 as initial margin to support its futures positions, representing approximately 9% of the Fund’s total assets as of such date.  As of March, 31, 2013, the Fund had no forward positions.

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition as of March 31, 2013 and the Master Fund’s investments, defined as net unrealized profit (loss) on open contracts as of December 31, 2012 are as follows:

March 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional	Profit (Loss)	Members’ Capital	Contracts/Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	903	$(866,810)	-1.41%	(389)	$(74,904)	-0.12%	$(941,714)	-1.53%	April 2013- June 2013
Currencies	316	87,070	0.14%	—	—	0.00%	87,070	0.14%	June 2013
Energy	263	360,592	0.58%	(52)	(71,244)	-0.12%	289,348	0.46%	April 2013- May 2013
Metals	340	(1,145,074)	-1.86%	(305)	718,176	1.16%	(426,898)	-0.70%	April 2013- July 2013

Total		$(1,564,222)	-2.55%		$572,028	0.92%	$(992,194)	-1.63%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional	Profit (Loss)	Members’ Capital	Contracts/Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	707	$(820,670)	0.00%	(239)	$45,945	0.00%	$(774,725)	0.00%	February 2013 - March 2013
Currencies	377	(284,530)	0.00%	—	—	0.00%	(284,530)	0.00%	March 2013
Energy	288	599,893	0.00%	(44)	(116,420)	0.00%	483,473	0.00%	January 2013 - February 2013
Metals	307	(408,218)	0.00%	(226)	(300,493)	0.00%	(708,711)	0.00%	January 2013 - April 2013

Total		$(913,525)	0.00%		$(370,968)	0.00%	$(1,284,493)	0.00%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2013 and December 31, 2012. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

3.   FAIR VALUE OF INVESTMENTS

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in Equity in commodity trading accounts on the Statements of Financial Condition.  Any change in net unrealized profit or loss from the preceding period/year is reported in the respective Statements of Operations.

The fair value measurement guidance established by U.S. GAAP is a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance in U.S. GAAP, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

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

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where such investments are traded.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into its process for determining fair values.

The independent pricing sources obtain market quotations and actual transaction prices for investments that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of investments that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like investments, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value.

The Fund has determined that Level I investments would include its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of investments with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II investments. The Fund determined that Level II investments would include its forward and certain futures contracts.

The Fund’s and the Master Fund’s, respectively, net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels as of March 31, 2013 and December 31, 2012, respectively, are as follows:

Net unrealized profit (loss) on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(1,564,222)	$(728,818)	$(835,404)	$—
Short	572,028	(84,673)	656,701	—
	$(992,194)	$(813,491)	$(178,703)	$—

Forwards
Long	$—	$—	$—	$—
Short	—	—	—	—
	$—	$—	$—	$—

March 31, 2013	$(992,194)	$(813,491)	$(178,703)	$—

Net unrealized profit (loss) on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(913,525)	$(1,117,092)	$203,567	$—
Short	(370,968)	(103,812)	(267,156)	—
	$(1,284,493)	$(1,220,904)	$(63,589)	$—

Forwards
Long	$—	$—	$—	$—
Short	—	—	—	—
	$—	$—	$—	$—

December 31, 2012	$(1,284,493)	$(1,220,904)	$(63,589)	$—

The Fund’s volume of trading forwards and futures as of the three month period and year ended March 31, 2013 and December 31, 2012, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three month period ended March 31, 2013 or the year ended December 31, 2012.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivatives and hedging activities. The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The Fund presents their futures and forward contract amounts gross on the Statement of Financial Condition.  The Fund maintains initial and variation margin deposits and cash collateral with its futures and forward brokers, respectively, in amounts such broker determine, for open futures in the case of forwards, currency contracts.  At March 31, 2013, the initial and variation margin deposits and cash collateral are used to satisfy the margin requirements on open contracts and are presented on the Statement of Financial Condition as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three month periods ended March 31, 2013 for the Fund and March 31, 2012 for the Master Fund:

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(109,900)	$76,742
Currencies	(330,331)	339,020
Energy	501,382	2,855,635
Metals	(1,745,256)	138,446

Total, net	$(1,684,105)	$3,409,843

The Fund is subject to the risk of insolvency of counterparty, an exchange, a clearinghouse, MLPF&S or other BAC entities.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

4.   MARKET AND CREDIT RISKS

The nature of this Fund has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s net unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Statements of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded.  Investments in foreign markets may also entail legal and political risks.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Highbridge, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Highbridge to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by Highbridge.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts, and in the over-the-counter markets counterparties may also require margin.

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition.  MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLIB, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Fund.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its clearing broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), MLPF&S has the right to net receivables and payables.

Indemnifications

In the normal course of business the Fund has entered, or may in the future enter, into agreements that obligate the Fund to indemnify third parties, including affiliates of the Fund, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.   RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Registrar and Transfer Agent performs the transfer agent and investor services functions for the Fund.  The agreement with the Registrar and Transfer Agent calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. During the quarter ended March 31, 2013, the rate was 0.02%. The fee is payable monthly in arrears. MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Registrar and Transfer Agent fee allocated to the Fund for the three month periods ended March 31, 2013 and 2012 amounted to $3,265 and $1,010, respectively, of which $2,662 and $1,376 was payable to the Registrar and Transfer Agent as of March 31, 2013 and December 31, 2012, respectively.

Brokerage Commissions, Interest and Sponsor fees as presented on the Statements of Operations are all received from or paid to related parties. Equity in commodity trading accounts, including cash and net unrealized profit/loss, as seen on the Statement of Financial Condition are held with a related party.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2012	$0.9958	$1.0092	$1.0102
2013	$0.7660	$0.7233	$0.7163

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2012	$0.9934	$1.0059	$1.0061
2013	$0.7566	$0.7137	$0.7062

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2012	$1.0319	$1.0471	$1.0494
2013	$0.8058	$0.7618	$0.7554

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2012	$0.9969	$1.0106	$1.0120
2013	$0.7700	$0.7272	$0.7204

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS Z

	Jan.	Feb.	Mar.
2012	$0.9996	$1.0142	n/a
2013	n/a	n/a	n/a

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.
2012	n/a	n/a	n/a
2013	$0.9643	$0.9117	$0.9040

Liquidity and Capital Resources

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

For the three months ended March 31, 2013, Fund capital increased 58.08% from $38,996,906 to $61,647,607.  This increase was attributable to the net loss from operations of $2,326,737 coupled with the redemption of 3,557,571 Redeemable Units resulting in an outflow of $2,623,764.  The cash outflow was offset with cash inflow of $27,601,202 due to subscriptions of 36,318,378 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Fund trades listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the

HCFA Master Fund’s Statement of Financial Condition.  Contracts are priced daily by the Fund and the profit or loss based on the daily mark to market are recorded as unrealized profits.  When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME).  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized profit or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized profits (losses) and changes in unrealized profits (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statement of Operations.

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

The Fund follows the Accounting Standards Codification guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2012.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Fund conducts certain trading activities. The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the

U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Fund.

Results of Operations

January 1, 2013 to March 31, 2013

January 1, 2013 to March 31, 2013

The Fund experienced a net trading loss of $1,684,105 before brokerage commissions and related fees in the first quarter of 2013. Profits were attributable to the energy sector posting profits. The agriculture, currency and metals sectors posted losses.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. The Trading Program’s positioning in the energy sector was the largest contributor to performance. The sector rallied in January as Brent crude oil, WTI crude oil and gasoline gained. Losses were posted to the Fund in the middle of the quarter. The sector sold-off in February as WTI crude oil, gasoline, heating oil and Brent Crude lost on news of the potential for increasing production. Profits were posted to the Fund at the end of the quarter. The Trading Program’s view of WTI crude oil evolved from neutral to mildly bullish as efforts to reduce the WTI crude oil supply/demand imbalance were showing signs of progress.  The Trading Program’s positioning around this view added value as WTI crude oil rallied during March.  The Trading Program’s bullish positioning in natural gas was a mild contributor to performance as the commodity rallied.  The remaining components of the Energy sector posted small gains during March.

The agriculture sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. All of the grains finished January in positive territory including corn and soybeans. Grains in connection with concerns around growing conditions in South America including dry weather in Argentina. Profits were posted to the Fund in the middle of the quarter. The grains detracted from performance as positive returns from bearish positioning in wheat were offset by negative performance from the Trading Program’s bullish positioning in corn and the soybean complex.  The Trading Program’s net short positioning in livestock was a strong contributor to performance. Live cattle and lean hog prices fell on news of decreasing foreign demand for U.S. livestock. Russia, the European Union and China banned livestock imports that contain certain growth promotion drugs that are permitted for use in the U.S. The Trading Program’s positioning in the soft commodities was a slight contributor to performance as the Trading Program’s bearish positioning in coffee benefitted from the commodity’s decline. Coffee futures slumped on news of increased production in Brazil, a key growing area. Losses were posted to the Fund at the end of the quarter. The Trading Program’s bullish positioning in the grains generated negative performance in March.  Grains were positive for the majority of March until the final trading day of the month when the complex fell following the release of a USDA crop report, which outlined that corn, soybeans and wheat stocks were above market expectations.  The Trading Program’s net short positioning in livestock did not materially impact performance as live cattle and lean hog prices were roughly flat for March.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. The Trading Program’s bullish positioning in financial commodities, specifically the Australian dollar, contributed to performance. Losses were posted to the Fund in the middle of the quarter due to the Trading Program’s bullish positioning as the U.S. dollar rallied against most major currencies on the market’s perception of improving economic conditions in the U.S. Profits were posted to the Fund at the end of the quarter.    The Trading Program’s long exposure in the Australian dollar contributed to performance primarily due to the Reserve Bank of Australia’s decision to hold interest rates at their current levels.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. Positive performance from Trading Program’s positioning in silver was offset by losses in gold. Losses were posted to the Fund in the middle of the quarter. Exposure to silver and gold triggered losses as both commodities were down in connection with generally more positive global economic growth prospects. Profits were posted to the Fund at the end of the quarter. Exposure to precious metals was largely flat as slight gains from gold were offset by losses in silver.

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

The Fund, under the direction of Highbridge, rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Fund’s risk exposure in the various market sectors traded by Highbridge is quantified below in terms of Value at Risk.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period March 31, 2013. The following table also indicates the average, highest and lowest trading Value at Risk associated with the Master Fund’s open positions by market category for the fiscal period March 31, 2012. For the three months ended March 31, 2013 the Fund’s average month-end Net Asset Value was approximately $57,483,214.

March 31, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$2,344,312	4.08%	$2,685,672	$1,862,317
Currencies	216,753	0.38%	248,315	172,188
Energy	720,306	1.25%	825,191	572,210
Metals	1,062,724	1.85%	1,217,470	844,226

Total	$4,344,095	7.56%	$4,976,648	$3,450,941

March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,346,281	4.83%	$1,553,446	$1,196,353
Currencies	792,078	2.84%	913,962	703,868
Energy	424,330	1.52%	489,626	377,075
Metals	1,122,541	4.03%	1,295,277	997,530

Total	$3,685,230	13.22%	$4,252,311	$3,274,826

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

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Highbridge for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of March 31, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2013. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of March 31, 2013.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of Highbridge Commodities FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                               Legal Proceedings

None.

Item 1A.                      Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013.

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-13	$94,575	127,220	$0.7434
Feb-13	160,875	210,020	0.7660
Mar-13	11,700	16,175	0.7233
Apr-13	97,500	136,116	0.7163

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-13	$8,657,000	11,083,088	$0.7811
Feb-13	—	—	0.8058
Mar-13	—	—	0.7618
Apr-13	—	—	0.7554

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-13	$535,000	572,376	$0.9347
Feb-13	—	—	0.9643
Mar-13	—	—	0.9117
Apr-13	1,100,000	1,216,814	0.9040

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-13	$590,000	802,940	$0.7348
Feb-13	506,000	668,781	0.7566
Mar-13	297,000	416,141	0.7137
Apr-13	254,000	359,671	0.7062

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-13	$16,746,052	22,417,740	$0.7470
Feb-13	3,000	3,897	0.7700
Mar-13	—	—	0.7272
Apr-13	10,000	13,881	0.7204

(1) Beginning of the month Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C and Class M Units are not subject to any sales commissions.

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02: Are filed herewith.

32.01 and

32.02 Section 1350 Certifications

Exhibit 32.01

and 32.02 Are filed herewith.

Exhibit 101 Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): ( i ) Statements of Financial Condition (ii) Statement of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to    liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

.
	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 15, 2013	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)