Form 10-Q
period 2013-06-30
Highbridge Commodities FuturesAccess LLC
filed 2013-08-14
CIK 1534977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, 70,637,768 units of limited liability company interest were outstanding.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31 ,
	2013	2012
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $2,300,285 for 2013)	$5,423,808	$—
Net unrealized profit on open futures contracts	1,647	—
Receivable from Highbridge Commodities FuturesAccess Master Fund LTD	—	39,709,301
Cash	43,098,537	33,998
Other assets	75,007	75,000

TOTAL ASSETS	$48,598,999	$39,818,299

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor and Advisory fees payable	$106,380	$53,701
Redemptions payable	2,051,735	592,620
Net unrealized loss on open futures contracts	1,265,904	—
Other liabilities	202,390	175,072

Total liabilities	3,626,409	821,393

MEMBERS’ CAPITAL:
Members’ Interest (70,637,768 Units and 52,081,850 Units outstanding; unlimited Units authorized)	44,972,590	38,996,906
Total members’ capital	44,972,590	38,996,906

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$48,598,999	$39,818,299

NET ASSET VALUE PER UNIT:
(Based on 70,637,768 and 52,081,850 Units outstanding, unlimited Units authorized)
Class A	$0.6232	$0.7434
Class C	$0.6129	$0.7348
Class D	$0.6596	$0.7811
Class I	$0.6274	$0.7470
Class M	$0.7894	$0.9347

See notes to financial statements.

 HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
TRADING PROFIT (LOSS):

Realized, net	$(6,891,550)	$(2,956,348)	$(7,583,461)	$(1,990,209)
Change in unrealized, net	(272,063)	(1,090,938)	(1,264,257)	(10,468)
Brokerage commissions	(42,628)	(29,531)	(80,659)	(46,803)

Total trading profit (loss), net	(7,206,241)	(4,076,817)	(8,928,377)	(2,047,480)

INVESTMENT INCOME (EXPENSE):
Interest, net	(17)	—	(17)	—

EXPENSES*:
Management fee	202,226	107,900	444,736	185,706
Sponsor fee	166,751	116,681	372,283	171,419
Performance fee	—	(93,143)	—	15,312
Other*	119,581	122,660	276,137	262,694
Total expenses	488,558	254,098	1,093,156	635,131

NET INVESTMENT INCOME (LOSS)	(488,575)	(254,098)	(1,093,173)	(635,131)

NET INCOME (LOSS)	$(7,694,816)	$(4,330,915)	$(10,021,550)	$(2,682,611)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	9,281,338	9,310,604	10,496,174	6,561,509
Class C	24,484,378	13,101,106	24,910,092	9,376,759
Class D	19,552,783	5,057,260	19,600,277	4,523,120
Class I	25,093,000	3,774,554	26,815,572	2,753,591
Class Z**	—	—	—	7,965,776
Class M	2,456,873	—	1,881,040	—

Net income (loss) per weighted average Unit
Class A	$(0.0953)	$(0.1340)	$(0.1135)	$(0.1607)
Class C	$(0.0939)	$(0.1368)	$(0.1217)	$(0.1634)
Class D	$(0.0958)	$(0.1449)	$(0.1214)	$(0.1005)
Class I	$(0.0939)	$(0.1479)	$(0.1155)	$(0.1659)
Class Z**	$—	$—	$—	$0.1024
Class M	$(0.1151)	$—	$(0.1717)	$—

*Audit, legal and printing are the primary operating expenses of the Fund.

**Units fully redeemed as of February 29, 2012 (Presentation of weighted average units outstanding and net income (loss) per weighted average unit for this share class is for the period January 1, 2012 to February 29, 2012.)

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited) (in Units)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital June 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital June 30, 2013

Class A	1,067,047	9,686,267	(86,140)	10,667,174	11,922,019	532,464	(6,720,722)	5,733,761
Class C	1,858,272	13,239,833	(29,526)	15,068,579	24,250,181	2,905,330	(5,410,681)	21,744,830
Class D	2,313,375	3,116,511	—	5,429,886	8,564,682	11,083,088	(284,960)	19,362,810
Class I	78,014	4,137,094	—	4,215,108	6,612,136	22,437,047	(7,543,381)	21,505,802
Class Z**	13,217,877	—	(13,217,877)	—	—	—	—	—
Class M*	—	—	—	—	732,832	1,825,199	(267,466)	2,290,565

Total Members’ Units	18,534,585	30,179,705	(13,333,543)	35,380,747	52,081,850	38,783,128	(20,227,210)	70,637,768

*Units issued on December 1, 2012.

**Units fully redeemed as of February 29, 2012.

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2013
Class A	$1,001,468	$9,498,248	$(87,044)	$(1,054,425)	$9,358,247	$8,863,293	$393,900	$(4,492,542)	$(1,191,595)	$3,573,056
Class C	1,741,170	12,953,642	(29,706)	(1,532,607)	$13,132,499	17,820,122	2,081,619	(3,544,061)	(3,031,002)	13,326,678
Class D	2,246,958	3,175,000	—	(454,740)	$4,967,218	6,689,457	8,657,000	(195,711)	(2,378,497)	12,772,249
Class I	73,268	4,091,513	—	(456,752)	$3,708,029	4,939,046	16,760,052	(5,109,193)	(3,097,441)	13,492,464
Class Z**	12,436,398	—	(13,252,311)	815,913	$—	—	—	—	—	—
Class M*	—	—	—	—	$—	684,988	1,666,000	(219,830)	(323,015)	1,808,143

Total Members’ Capital	$17,499,262	$29,718,403	$(13,369,061)	$(2,682,611)	$31,165,993	$38,996,906	$29,558,571	$(13,561,337)	$(10,021,550)	$44,972,590

*Units issued on December 1, 2012.

**Units fully redeemed as of February 29, 2012.

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$0.7163	$0.7062	$0.7554	$0.7204	$0.9040

Net realized and net change in unrealized trading profit(loss)	(0.0863)	(0.0850)	(0.0911)	(0.0868)	(0.1090)
Brokerage commissions	(0.0005)	(0.0005)	(0.0005)	(0.0005)	(0.0006)
Interest Income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0063)	(0.0078)	(0.0042)	(0.0057)	(0.0050)

Net asset value, end of period	$0.6232	$0.6129	$0.6596	$0.6274	$0.7894

Total Return: (a)

Total return before Performance fees	-13.00%	-13.22%	-12.68%	-12.92%	-12.68%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-13.00%	-13.22%	-12.68%	-12.92%	-12.68%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.95%	1.19%	0.58%	0.85%	0.58%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.95%	1.19%	0.58%	0.85%	0.58%

Net investment income (loss)	-0.95%	-1.19%	-0.58%	-0.85%	-0.58%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$0.7434	$0.7348	$0.7811	$0.7470	$0.9347

Net realized and net change in unrealized trading profit(loss)	(0.1057)	(0.1042)	(0.1116)	(0.1063)	(0.1335)
Brokerage commissions	(0.0009)	(0.0009)	(0.0010)	(0.0010)	(0.0012)
Interest Income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0136)	(0.0168)	(0.0089)	(0.0123)	(0.0106)

Net asset value, end of period	$0.6232	$0.6129	$0.6596	$0.6274	$0.7894

Total Return: (a)

Total return before Performance fees	-16.18%	-16.60%	-15.55%	-16.01%	-15.55%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-16.18%	-16.60%	-15.55%	-16.01%	-15.55%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	1.94%	2.43%	1.20%	1.74%	1.20%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.94%	2.43%	1.20%	1.74%	1.20%

Net investment income (loss)	-1.94%	-2.43%	-1.20%	-1.74%	-1.20%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

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

Ratios to Average Member’s Capital: (b)

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

(b) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

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

(a) The ratios to average members’ capital have been annualized. The performance fee ratios are not annualized.

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

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Highbridge Commodities FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (“FuturesAccess”), fund was organized under the Delaware Limited Liability Company Act on June 15, 2011 and commenced trading activities on November 1, 2011. The Fund engages in the speculative trading of primarily futures contracts on a wide range of commodities. Highbridge Capital Management, LLC (“Highbridge” or “Trading Advisor”) is the trading advisor of the Fund. The Trading Advisor utilizes the Highbridge Commodities Strategy (the “Trading Program”) for the Fund.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  June 30, 2013 and December 31, 2012 and the results of its operations for the three and six month periods ended June 30, 2013.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

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

Initial Offering and Organizational Costs

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance. Initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units. Accrued costs incurred for the six month periods ended June 30, 2013 and 2012 were $7,356 and $10,520, respectively.

Margin

As of June 30, 2013, the Fund employed $2,300,285 as initial margin to support its futures positions, representing approximately 5% of the Fund’s total assets as of such date.  As of June 30, 2013, the Fund had no forward positions and no swap positions.

2.             CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition as of June 30, 2013 and the Master Fund’s investments, defined as net unrealized profit (loss) on open contracts as of December 31, 2012 are as follows:

June 30, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional	Profit (Loss)	Members’ Capital	Contracts/Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	320	$(375,787)	-0.84%	(39)	$1,418	0.00%	$(374,369)	-0.84%	August 2013 - December 2013
Currencies			0.00%	(25)	3,900	0.01%	$3,900	0.01%	September 2013
Energy	233	(478,098)	-1.06%	(10)	2,016	0.00%	$(476,082)	-1.06%	July 2013 - August 2013
Metals	175	(742,550)	-1.65%	(133)	324,844	0.72%	(417,706)	-0.93%	July 2013 - October 2013

Total		$(1,596,435)	-3.55%		$332,178	0.73%	$(1,264,257)	-2.82%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional	Profit (Loss)	Members’ Capital	Contracts/Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	707	$(820,670)	0.00%	(239)	$45,945	0.00%	$(774,725)	0.00%	February 2013 - March 2013
Currencies	377	(284,530)	0.00%	—	—	0.00%	(284,530)	0.00%	March 2013
Energy	288	599,893	0.00%	(44)	(116,420)	0.00%	483,473	0.00%	January 2013 - February 2013
Metals	307	(408,218)	0.00%	(226)	(300,493)	0.00%	(708,711)	0.00%	January 2013 - April 2013

Total		$(913,525)	0.00%		$(370,968)	0.00%	$(1,284,493)	0.00%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2013 and December 31, 2012. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

The Fund’s and the Master Fund’s, respectively, net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels as of June 30, 2013 and December 31, 2012, respectively, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(1,596,435)	$(1,145,400)	$(451,035)	$—
Short	332,178	7,334	324,844	—
	$(1,264,257)	$(1,138,066)	$(126,191)	$—

Forwards
Long	$—	$—	$—	$—
Short	—	—	—	—
	$—	$—	$—	$—

June 30, 2013	$(1,264,257)	$(1,138,066)	$(126,191)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(913,525)	$(1,117,092)	$203,567	$—
Short	(370,968)	(103,812)	(267,156)	—
	$(1,284,493)	$(1,220,904)	$(63,589)	$—

Forwards
Long	$—	$—	$—	$—
Short	—	—	—	—
	$—	$—	$—	$—

December 31, 2012	$(1,284,493)	$(1,220,904)	$(63,589)	$—

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2013 and year ended December 31, 2012 are representative of the activity throughout these periods. There were no transfers to or from any level during the three and six month periods ended June 30, 2013 or the year ended December 31, 2012.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The Fund presents their futures and forward contract amounts gross on the Statement of Financial Condition. The Fund maintains margin deposits and cash collateral with its futures and forward brokers, respectively, in amounts determined by the respective broker. At June 30, 2013 and December 31, 2012, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statement of Financial Condition as Cash on deposit with Broker and the variation margin on open contracts as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three and six month periods ended June 30, 2013 for the Fund and June 30, 2012 for the Master Fund:

	For the three months ended	For the six months ended
	June 30, 2013	June 30, 2013
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(620,667)	$(730,568)
Currencies	(1,294,211)	(1,624,543)
Energy	(2,504,958)	(2,003,576)
Metals	(2,743,777)	(4,489,031)

Total, net	$(7,163,613)	$(8,847,718)

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(2,285,035)	$(2,208,293)
Currencies	5,328	344,347
Energy	(3,380,247)	(524,612)
Metals	(1,863,964)	(1,725,518)

Total, net	$(7,523,918)	$(4,114,076)

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

Indemnifications

In the normal course of business the Fund has entered, or may in the future enter, into agreements that obligate the Fund to indemnify certain parties, including BAC affiliates, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.     RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended June 30, 2013, the rate was 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds including the Fund on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2013, and 2012 amounted to $2,818 and $1,336, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2013 and 2012 amounted to $6,083 and $2,346, respectively, of which $2,418 and $1,376 was payable to the Transfer Agent as of June 30, 2013 and December 31, 2012, respectively.

Brokerage Commissions, Interest and Sponsor fees as presented on the Statements of Operations are all received from or paid to related parties. Equity in commodity trading accounts, including cash and net unrealized profit/loss, as seen on the Statement of Financial Condition are held with a related party.

6.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2013, the Financial Accounting Standards Board (“FASB”) issued an update relating to the criteria used in defining an investment company under US GAAP. It also sets forth certain measurement and disclosure requirements.   Under the new standard the typical characteristics of an investment company will be: (i) it has more than one investment and more than one investor, (ii) it has investors that are not related parties of the entity or the investment manager, (iii) it has ownership interests in the form of equity or partnership interests, and (iv) it manages substantially all of its investments on a fair value basis. The standard also reaffirms that a noncontrolling interest in another investment company should be measured at fair value instead of the equity method. It also includes additional disclosure requirements for an entity to disclose the fact that it is an investment company, and to provide information about changes, if any, in its status as an investment company. Finally, an entity will also need to include disclosures around financial support that has been provided or is contractually required to be provided to any of its investees. The requirements of the standard are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013, with early application prohibited. The Sponsor is currently evaluating the standard and does not believe it will have a material impact to the Fund’s financial statements.

7.     SUBSEQUENT EVENTS

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$0.9958	$1.0092	$1.0102	$1.0105	$0.8901	$0.8773
2013	$0.7660	$0.7233	$0.7163	$0.6813	$0.6496	$0.6232

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$0.9934	$1.0059	$1.0061	$1.0055	$0.8850	$0.8715
2013	$0.7566	$0.7137	$0.7062	$0.6712	$0.6394	$0.6129

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$1.0319	$1.0471	$1.0494	$1.0511	$0.9270	$0.9148
2013	$0.8058	$0.7618	$0.7554	$0.7194	$0.6868	$0.6596

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$0.9969	$1.0106	$1.0120	$1.0126	$0.8923	$0.8797
2013	$0.7700	$0.7272	$0.7204	$0.6854	$0.6538	$0.6274

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS Z

	Jan.	Feb.	Mar.	Apr.	May	June
2012	$0.9996	$1.0142	n/a	n/a	n/a	n/a
2013	n/a	n/a	n/a	n/a	n/a	n/a

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	June
2012	n/a	n/a	n/a	n/a	n/a	n/a
2013	$0.9643	$0.9117	$0.9040	$0.8609	$0.8219	$0.7894

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

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, effective as of the last calendar day of each month, upon providing notice 38 days prior to the first of every month.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable redemption date.

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

For the six months ended June 30, 2013, Fund capital increased 15.32% from $38,996,906 to $44,972,590.  This increase was attributable to the net loss from operations of $10,021,550 coupled with the redemption of 20,227,210 Redeemable Units resulting in an outflow of $13,561,337.  The cash outflow was offset with cash inflow of $29,558,571 due to subscriptions of 38,783,128 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Fund trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statements of Financial Condition.  Contracts are priced daily by the Fund and the profit or loss based on the daily mark to market are recorded as unrealized profits.  When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME).  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

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

January 1, 2013 to June 30, 2013

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

April 1, 2013 to June 30, 2013

The Fund experienced a net trading loss of $7,163,613 before brokerage commissions and related fees in the second quarter of 2013. The agriculture, currency, energy and metals sectors posted losses.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The Trading Program’s bullish positioning in corn contributed to underperformance as prices sold-off slightly.  However, corn rebounded towards the end of April due to news that wet weather in the U.S. is causing significant delays in planting.  Profits from the Trading Program’s bullish positioning in cocoa were offset by losses in cotton.  Cocoa futures jumped during April on speculation that production will slow in West Africa, a major growing region, and further reduce supplies. Profits were posted to the Fund in the middle of the quarter resulting from the Trading Program’s bullish positioning in the soybean complex and corn.  Soybeans and corn rallied on reports that wet weather in the Mid-Western U.S. has curbed planting causing concerns that the grains will be forced to pollinate under hotter and drier conditions.  Increased demand from China provided further support for soybean prices. Losses were posted to the Fund at the end of the quarter resulting from the Trading Program’s bullish positioning in corn and the soybean complex.  Corn and soybeans sold-off after spending much of June in positive territory.  Grain returns were pushed into negative territory as a U.S. Department of Agriculture (“USDA”) report released in June detailed increasing soybean crop ratings and planting progress, and a separate report released on the last trading day of June citied higher than expected planting for corn.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter resulting from the Trading Program’s positioning in the Australian dollar. Losses were posted to the Fund in the middle of the quarter. The majority of the month- to-date losses were attributable to the Australian dollar falling on news of economic weakness in the Australian economy and a broad rally in the U.S. dollar against many foreign currencies. Losses were posted to the Fund at the end of the quarter. The Trading Program’s positioning in the Australian dollar detracted as the currency fell on news of economic weakness in the Australian economy and the continued sell-off in broad commodity markets.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. Commodities in the energy sector, with the exception of natural gas, traded down on news of increasing stocks as oil refineries ramped up production after completing annual maintenance programs, and of slowing energy demand in Europe.  More specifically, WTI crude, Brent crude, heating oil and gasoline fell in April. Losses were posted to the Fund in the middle of the quarter resulting from the Trading Program’s bullish long positioning in natural gas. WTI crude, Brent crude, heating oil and gasoline also fell in May. Losses were posted to the Fund at the end of the quarter resulting from the Trading Program’s bullish positioning in natural gas, as the commodity fell on news of higher than expected inventories and mild weather forecasts.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter resulting from silver and gold falling.  Losses were posted to the Fund in the middle of the quarter. The Trading Program’s positioning in silver and gold detracted as the commodities fell in May driven by speculation that the U.S.  Federal Reserve will scale back stimulus efforts earlier than expected and investor bullishness around other global risk assets. Losses were posted to the Fund at the end of the quarter. The majority of the losses were attributable to silver and gold falling.  Precious metals fell following the announcement by the U.S Federal Reserve in late June which outlined conditions for tapering ongoing QE programs.

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

(The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.)

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period June 30, 2013. The following table also indicates the average, highest and lowest trading Value at Risk associated with the Master Fund’s open positions by market category for the fiscal period June 30, 2012. For the six month periods ended June 30, 2013 the Fund’s and the master Fund’s, respectively, average month-end Net Asset Value was approximately $54,343,912 and $39,016,122.

June 30, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$1,650,495	3.04%	$2,685,672	$787,674
Currencies	178,499	0.33%	248,315	115,469
Energy	1,005,501	1.85%	1,661,532	572,210
Metals	539,112	0.99%	1,217,470	12,762

Total	$3,373,607	6.21%	$5,812,989	$1,488,115

June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,026,958	2.63%	$1,553,446	$590,467
Currencies	1,050,016	2.69%	1,517,976	703,868
Energy	817,798	2.10%	1,405,761	377,075
Metals	1,312,673	3.36%	1,744,116	997,530

Total	$4,207,445	10.78%	$6,221,299	$2,668,940

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Highbridge for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of June 30, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2013. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2013.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of Highbridge Commodities FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-13	$94,575	127,220	$0.7434
Feb-13	160,875	210,020	0.7660
Mar-13	11,700	16,175	0.7233
Apr-13	97,500	136,116	0.7163
May-13	29,250	42,933	0.6813
Jun-13	—	—	0.6496
Jul-13	—	—	0.6232

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-13	$590,000	802,940	$0.7348
Feb-13	506,000	668,781	0.7566
Mar-13	297,000	416,141	0.7137
Apr-13	254,000	359,672	0.7062
May-13	296,000	441,001	0.6712
Jun-13	138,619	216,795	0.6394
Jul-13	25,000	40,790	0.6129

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-13	$8,657,000	11,083,088	$0.7811
Feb-13	—	—	0.8058
Mar-13	—	—	0.7618
Apr-13	—	—	0.7554
May-13	—	—	0.7194
Jun-13	—	—	0.6868
Jul-13	—	—	0.6596

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-13	$16,746,052	22,417,740	$0.7470
Feb-13	3,000	3,897	0.7700
Mar-13	—	—	0.7272
Apr-13	10,000	13,881	0.7204
May-13	—	—	0.6854
Jun-13	1,000	1,529	0.6538
Jul-13	—	—	0.6274

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-13	$535,000	572,376	$0.9347
Feb-13	—	—	0.9643
Mar-13	—	—	0.9117
Apr-13	1,100,000	1,216,814	0.9040
May-13	31,000	36,009	0.8609
Jun-13	—	—	0.8219
Jul-13	—	—	0.7894

(1) Beginning of the month Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C Units and Class M Units are not subject to any sales commissions.

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02              Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:    Are filed herewith.

32.01 and

32.02              Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): ( i ) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1) These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(Manager)

Date: August 14, 2013	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)