Form 10-Q
period 2013-09-30
Highbridge Commodities FuturesAccess LLC
filed 2013-11-14
CIK 1534977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013, 50,212,546 units of limited liability company interest were outstanding.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31 ,
	2013	2012
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $1,959,029 for 2013 and $0 for 2012)	$37,810,765	$—
Net unrealized profit on open futures contracts	774	—
Receivable from Highbridge Commodities FuturesAccess Master Fund LTD	—	39,709,301
Cash	416,817	33,998
Other assets	75,000	75,000

TOTAL ASSETS	$38,303,356	$39,818,299

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor and Advisory fees payable	$83,054	$53,701
Redemptions payable	5,274,866	592,620
Net unrealized loss on open futures contracts	557,493	—
Other liabilities	227,140	175,072

Total liabilities	6,142,553	821,393

MEMBERS’ CAPITAL:
Members’ Interest (50,212,546 Units and 52,081,850 Units outstanding; unlimited Units authorized)	32,160,803	38,996,906
Total members’ capital	32,160,803	38,996,906

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$38,303,356	$39,818,299

NET ASSET VALUE PER UNIT:
(Based on 50,212,546 and 52,081,850 Units outstanding, unlimited Units authorized)
Class A	$0.6235	$0.7434
Class C	$0.6117	$0.7348
Class D	$0.6625	$0.7811
Class I	$0.6284	$0.7470
Class M	$0.7928	$0.9347

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
TRADING PROFIT (LOSS):

Realized, net	$(87,787)	$(272,744)	$(7,671,248)	$(2,262,953)
Change in unrealized, net	707,538	233,590	(556,719)	223,122
Brokerage commissions	(25,267)	(23,003)	(105,926)	(69,806)

Total trading profit (loss), net	594,484	(62,157)	(8,333,893)	(2,109,637)

INVESTMENT INCOME (EXPENSE):
Interest, net	2	—	(15)	—

EXPENSES*:
Management fee	158,914	145,540	603,650	331,246
Sponsor fee	124,458	163,666	496,741	335,085
Performance fee	—		—	15,312
Other*	110,330	135,668	386,467	398,362
Total expenses	393,702	444,874	1,486,858	1,080,005

NET INVESTMENT INCOME (LOSS)	(393,700)	(444,874)	(1,486,873)	(1,080,005)

NET INCOME (LOSS)	$200,784	$(507,031)	$(9,820,766)	$(3,189,642)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	5,636,655	11,813,871	8,876,334	8,312,296
Class C	20,055,392	19,948,837	23,291,859	12,900,785
Class D	18,583,913	6,140,976	19,261,489	5,062,405
Class I	19,260,079	5,308,522	24,297,074	3,605,235
Class Z**	—	—	—	7,965,776
Class M***	2,192,270	—	1,984,783	—

Net income (loss) per weighted average Unit
Class A	$0.0006	$(0.0069)	$(0.1339)	$(0.1367)
Class C	$0.0017	$(0.0153)	$(0.1287)	$(0.1425)
Class D	$0.0055	$(0.0053)	$(0.1182)	$(0.0963)
Class I	$0.0028	$(0.0164)	$(0.1253)	$(0.1508)
Class Z**	$—	$—	$—	$0.1024
Class M***	$0.0035	$—	$(0.1589)	$—

*Audit, legal and printing are the primary operating expenses of the Fund.

**Units fully redeemed as of February 29, 2012 (Presentation of weighted average units outstanding and net income (loss) per weighted average unit for this share class is for the period January 1, 2012 to February 29, 2012.)

***Units issued on December 1, 2012.

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited) (in Units)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital September 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital September 30, 2013

Class A	1,067,047	11,339,403	(557,384)	11,849,066	11,922,019	532,464	(7,318,106)	5,136,377
Class C	1,858,272	19,970,503	(464,023)	21,364,752	24,250,181	3,056,454	(11,672,529)	15,634,106
Class D	2,313,375	4,038,683	—	6,352,058	8,564,682	11,460,450	(4,107,198)	15,917,934
Class I	78,014	6,070,211	—	6,148,225	6,612,136	22,437,047	(17,668,176)	11,381,007
Class Z**	13,217,877	—	(13,217,877)	—	—	—	—	—
Class M*	—	—	—	—	732,832	1,825,199	(414,909)	2,143,122

Total Members’ Units	18,534,585	41,418,800	(14,239,284)	45,714,101	52,081,850	39,311,614	(41,180,918)	50,212,546

*Units issued on December 1, 2012.

**Units fully redeemed as of February 29, 2012.

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2013
Class A	$1,001,468	$10,965,976	$(514,500)	$(1,136,365)	$10,316,579	$8,863,293	$393,900	$(4,866,349)	$(1,188,296)	$3,202,548
Class C	1,741,170	18,941,272	(411,446)	(1,838,289)	$18,432,707	17,820,122	2,174,619	(7,435,276)	(2,996,631)	9,562,834
Class D	2,246,958	4,028,957	—	(487,331)	$5,788,584	6,689,457	8,906,625	(2,774,005)	(2,276,794)	10,545,283
Class I	73,268	5,843,393	—	(543,570)	$5,373,091	4,939,046	16,760,052	(11,504,342)	(3,043,659)	7,151,097
Class Z**	12,436,398	—	(13,252,311)	815,913	$—	—	—	—	—	—
Class M*	—	—	—	—	$—	684,988	1,666,000	(336,561)	(315,386)	1,699,041

Total Members’ Capital	$17,499,262	$39,779,598	$(14,178,257)	$(3,189,642)	$39,910,961	$38,996,906	$29,901,196	$(26,916,533)	$(9,820,766)	$32,160,803

*Units issued on December 1, 2012.

**Units fully redeemed as of February 29, 2012.

See notes to financial statements.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$0.6232	$0.6129	$0.6596	$0.6274	$0.7894

Net realized and net change in unrealized trading profit(loss)	0.0071	0.0070	0.0075	0.0071	0.0090
Brokerage commissions	(0.0004)	(0.0004)	(0.0004)	(0.0004)	(0.0005)
Interest Income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0064)	(0.0078)	(0.0042)	(0.0057)	(0.0051)

Net asset value, end of period	$0.6235	$0.6117	$0.6625	$0.6284	$0.7928

Total Return: (a)

Total return before Performance fees	0.05%	-0.20%	0.43%	0.16%	0.43%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	0.05%	-0.20%	0.43%	0.16%	0.43%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	1.02%	1.27%	0.64%	0.91%	0.64%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.02%	1.27%	0.64%	0.91%	0.64%

Net investment income (loss)	-1.02%	-1.27%	-0.64%	-0.91%	-0.64%

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

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$0.7434	$0.7348	$0.7811	$0.7470	$0.9347

Net realized and net change in unrealized trading profit(loss)	(0.0986)	(0.0972)	(0.1041)	(0.0992)	(0.1245)
Brokerage commissions	(0.0013)	(0.0013)	(0.0014)	(0.0013)	(0.0017)
Interest Income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0200)	(0.0246)	(0.0131)	(0.0181)	(0.0157)

Net asset value, end of period	$0.6235	$0.6117	$0.6625	$0.6284	$0.7928

Total Return: (a)

Total return before Performance fees	-16.13%	-16.76%	-15.19%	-15.88%	-15.19%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-16.13%	-16.76%	-15.19%	-15.88%	-15.19%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	2.95%	3.70%	1.84%	2.65%	1.84%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	2.95%	3.70%	1.84%	2.65%	1.84%

Net investment income (loss)	-2.95%	-3.70%	-1.84%	-2.65%	-1.84%

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

Ratios to Average Member’s Capital: (b)

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

Prior to January 1, 2013 (the “Effective Date”), the Fund and BA Highbridge Commodities Fund LLC (the “BA Feeder”) were “feeder funds” in a master-feeder structure investing substantially all of their assets through Highbridge Commodities FuturesAccess Master Fund Ltd. (the “Master Fund”). As of the Effective Date, the Fund and the Master Fund were reorganized such that the Fund became a direct trading fund investing all of its assets through an account advised by the Trading Advisor rather than through the Master Fund, which was liquidated. The units of limited liability company interest of the BA Feeder were converted into units of limited liability company interest (“Units”) of the Fund, resulting in the effective combination of operations of the two funds.

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”.  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund.  The Sponsor may select other parties as clearing broker(s).  Currently, the Fund does not trade currency spot and forward contracts.  In the event the Fund does trade such contracts, Merrill Lynch International Bank, Ltd. (“MLIB”) will act as the primary foreign exchange (“F/X”) forward prime broker for the Fund.  The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Merrill Lynch International (“MLI”).  MLPF&S, MLIB and MLI are BAC affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors. Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority. Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  September 30, 2013 and December 31, 2012 and the results of its operations for the three and nine month periods ended September 30, 2013 and 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Initial Offering and Organizational Costs

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance. Initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units. Accrued costs incurred for the nine month periods ended September 30, 2013 and 2012 were $11,034 and $14,188, respectively.

Margin

As of September 30, 2013, the Fund employed $1,959,029 as initial margin to support its futures positions, representing approximately 5% of the Fund’s total assets as of such date.  As of September 30, 2013, the Fund had no forward positions and no swap positions.

2.                    CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition as of September 30, 2013 and the Master Fund’s investments, defined as net unrealized profit (loss) on open contracts as of December 31, 2012 are as follows:

September 30, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional	Profit (Loss)	Members’ Capital	Contracts/Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	379	$(100,193)	-0.31%	(86)	$31,887	0.10%	$(68,306)	-0.21%	November 2013 - February 2014
Currencies	98	9,120	0.03%	—	—	0.00%	$9,120	0.03%	December 2013
Energy	199	(541,190)	-1.68%	(18)	17,724	0.06%	$(523,466)	-1.62%	October 2013 - November 2013
Metals	100	16,032	0.05%	(118)	9,901	0.03%	25,933	0.08%	October 2013 - December 2013

Total		$(616,231)	-1.91%		$59,512	0.19%	$(556,719)	-1.72%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional	Profit (Loss)	Members’ Capital	Contracts/Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	707	$(820,670)	0.00%	(239)	$45,945	0.00%	$(774,725)	0.00%	February 2013 - March 2013
Currencies	377	(284,530)	0.00%	—	—	0.00%	(284,530)	0.00%	March 2013
Energy	288	599,893	0.00%	(44)	(116,420)	0.00%	483,473	0.00%	January 2013 - February 2013
Metals	307	(408,218)	0.00%	(226)	(300,493)	0.00%	(708,711)	0.00%	January 2013 - April 2013

Total		$(913,525)	0.00%		$(370,968)	0.00%	$(1,284,493)	0.00%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2013 and December 31, 2012. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

The following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

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

The Fund’s and the Master Fund’s, respectively, net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels as of September 30, 2013 and December 31, 2012, respectively, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(616,231)	$(628,343)	$12,112	$—
Short	59,512	52,383	7,129	—
	$(556,719)	$(575,960)	$19,241	$—

Forwards
Long	$—	$—	$—	$—
Short	—	—	—	—
	$—	$—	$—	$—

September 30, 2013	$(556,719)	$(575,960)	$19,241	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(913,525)	$(1,117,092)	$203,567	$—
Short	(370,968)	(103,812)	(267,156)	—
	$(1,284,493)	$(1,220,904)	$(63,589)	$—

Forwards
Long	$—	$—	$—	$—
Short	—	—	—	—
	$—	$—	$—	$—

December 31, 2012	$(1,284,493)	$(1,220,904)	$(63,589)	$—

The Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2013 and year ended December 31, 2012 are representative of the activity throughout these periods. There were no transfers to or from any level during the three or nine month periods ended September 30, 2013 or the year ended December 31, 2012.

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

The Fund presents its futures and forward contract amounts gross on the Statement of Financial Condition. The Fund maintains margin deposits and cash collateral with its futures and forward brokers, respectively, in amounts determined by the respective broker. At September 30, 2013 and December 31, 2012, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statement of Financial Condition as Cash on deposit with Broker and the variation margin on open contracts as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three and nine month periods ended September 30, 2013 for the Fund and September 30, 2012 for the Master Fund:

	For the three months ended	For the nine months ended
	September 30, 2013	September 30, 2013
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(107,240)	$(837,808)
Currencies	(44,333)	(1,668,876)
Energy	427,177	(1,576,398)
Metals	344,147	(4,144,885)

Total, net	$619,751	$(8,227,967)

	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(2,304,050)	$(4,512,342)
Currencies	895,121	1,239,469
Energy	153,571	(371,041)
Metals	1,388,544	(336,976)

Total, net	$133,186	$(3,980,890)

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse, MLPF&S or other BAC entities.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

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

5.              RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended September 30, 2013, the rate was 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2013, and 2012 amounted to $1,459 and $1,299, respectively. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2013 and 2012 amounted to $7,542 and $3,645, respectively, of which $1,094 and $1,376 was payable to the Transfer Agent as of September 30, 2013 and December 31, 2012, respectively.

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the close of business on the last calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2012	0.9958	$1.0092	$1.0102	$1.0105	$0.8901	$0.8773	$0.9099	$0.9064	$0.8707
2013	$0.7660	$0.7233	$0.7163	$0.6813	$0.6496	$0.6232	$0.6242	$0.6384	$0.6235

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2012	$0.9934	$1.0059	$1.0061	$1.0055	$0.8850	$0.8715	$0.9031	$0.8990	$0.8628
2013	$0.7566	$0.7137	$0.7062	$0.6712	$0.6394	$0.6129	$0.6134	$0.6268	$0.6117

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2012	$1.0319	$1.0471	$1.0494	$1.0511	$0.9270	$0.9148	$0.9500	$0.9475	$0.9113
2013	$0.8058	$0.7618	$0.7554	$0.7194	$0.6868	$0.6596	$0.6615	$0.6774	$0.6625

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2012	$0.9969	$1.0106	$1.0120	$1.0126	$0.8923	$0.8797	$0.9127	$0.9095	$0.8739
2013	$0.7700	$0.7272	$0.7204	$0.6854	$0.6538	$0.6274	$0.6286	$0.6432	$0.6284

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS Z

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2012	$0.9996	$1.0142	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2013	$0.9643	$0.9117	$0.9040	$0.8609	$0.8219	$0.7894	$0.7917	$0.8107	$0.7928

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

For the nine month period ended September 30, 2013, Fund capital decreased 17.53% from $38,996,906 to $32,160,803.  This decrease was attributable to the net loss from operations of $9,820,766 coupled with the redemption of 41,180,918 Redeemable Units resulting in an outflow of $26,916,533.  The cash outflow was offset with cash inflow of $29,901,196 due to subscriptions of 39,311,614 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

The Fund follows the Accounting Standards Codification guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Fund, including reducing the net asset value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2012.

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

January 1, 2013 to September 30, 2013

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

July 1, 2013 to September 30, 2013

The Fund experienced a net trading profit of $619,751 before brokerage commissions and related fees in the third quarter of 2013. The Fund’s profits were primarily attributable to the energy and metals sectors posting profits. The currency and agriculture sectors posted losses.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. West Texas Intermediate crude oil was up during July in connection with positive economic data released in the U.S.  coupled  with  continued  progress  around  reducing  the  West Texas Intermediate crude  oil supply/demand  imbalance  in  Cushing,  Oklahoma. Brent crude oil traded higher primarily due to speculation that unrest in the Middle East may disrupt supplies.  The Trading Program’s bullish positioning in gasoline also contributed to performance as the commodity advanced due to reports of strong inventory draws. The Trading Program’s long  positioning  in  natural  gas  detracted  from  performance  as  the  commodity  fell  due  to expectations for cooler weather in the Eastern United States. Profits were posted to the Fund in the middle of the quarter. The energy sector was the portfolio’s largest contributor to performance in August, primarily driven by bullish positioning in West Texas Intermediate and Brent crude oil as the commodities rallied.  West Texas Intermediate crude oil prices were up during August due to continued progress around reducing the West Texas Intermediate crude oil supply/demand imbalance in Cushing, Oklahoma. Additionally, speculation that unrest in the Middle East may disrupt supplies supported crude oil prices globally. Losses were posted to the Fund at the end of the quarter. The Trading Program’s bullish positioning in West Texas Intermediate and Brent crude was the largest source of negative performance as supply concerns eased following the postponement of U.S. military intervention in Syria and an improvement in Libyan output. Gasoline was down during September which also detracted as supplies reached a higher level.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as gold rallied on speculation that the U.S. Federal Reserve will maintain its economic stimulus programs. The Trading Program’s small exposures in industrial metals served as a minor source of underperformance as the sector traded up driven by positive economic data released in July. Profits were posted to the Fund in the middle of the quarter. Silver and gold rallied in August due to dampening of speculation that the U.S. Federal Reserve will scale back stimulus efforts. The Trading Program’s small exposures in industrial metals served as a minor source of positive performance.  The sector traded up primarily due to the release of better than expected global economic data. Profits were posted to the Fund at the end of the quarter. Gold and silver did not have a material impact on performance as exposures decreased over the summer months given the continued negative trend in prices. The  Trading Program’s  small  exposures  in  industrial  metals  served  as  a minor source of negative performance as the sector traded up due to the rally in copper.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter due to the Trading Program’s positioning in the Australian dollar, which detracted as the currency fell on news of economic weakness in the Australian economy. Losses were posted to the Fund in the middle of the quarter. The majority of the loss was attributable to the Trading Program’s positioning in the Australian dollar, as the currency fell on news of economic weakness in the Australian economy. Profits were posted to the Fund at the end of the quarter.  The Australian dollar was up on news that the Australian economy accelerated more than expected in the second quarter and the Reserve Bank of Australia’s decision to keep overnight rates unchanged.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter due to the Trading Program’s bullish positioning in corn and the soy complex. Corn and soybeans sold-off as rainfall in the Midwest improved prospects for robust crop yields.  The Trading Program’s positioning in the remaining grains and livestock did not materially impact performance.   Within the grains, the strength of the Trading Program’s bullish view continued to decline due to improvements in weather conditions and planting progress in the Midwest. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s bullish exposure to the soy complex. Soybeans rallied as dry weather in the Midwest threatened yields. Gains across the soybean complex were partially offset by long positioning in corn, which was down due to expectations for a strong harvest in the United States. Softs detracted moderately from performance due to the Trading Program’s bullish exposure to sugar and cotton.   Sugar prices fell on market concerns that Brazil, a key growing area, will boost production.   Additionally, cotton detracted on signs of improving yields in the United States and India. Bearish positioning in coffee partially offset losses in the sector as the commodity was down by news of decreasing demand, evidenced by slowing sales in Brazil, the world’s largest exporter.  Cocoa rallied which benefited the Trading Program’s bullish positioning, on increasing concerns that dry weather will impair crop yields in the Ivory Coast and Ghana, the largest global producers. Losses were posted to the Fund at the end of the quarter. due to the Trading Program’s bullish exposure across the soybean complex.  Soybeans were down during September as a result of favorable weather conditions and the U.S. Department of Agriculture’s report of higher inventories.  The Trading Program’s Softs contributed to performance due to bullish exposure to sugar and cocoa. Cocoa rallied due to dry weather in the Ivory Coast, the world’s largest producer, and strong demand.  Sugar prices were also up due to a drop in output from Brazil following a period of wet weather earlier in September.

January 1, 2012 to September 30, 2012

January 1, 2012 to March 31, 2012

The Master Fund experienced a net trading profit of $3,409,843, before brokerage commissions and related fees in the first quarter of 2012. The Fund’s profits were attributable to the energy, metals, currencies and agriculture sectors posting profits.

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

April 1, 2012 to June 30, 2012

The Master Fund experienced a net trading loss of $7,523,918, before brokerage commissions and related fees in the second quarter of 2012. The Fund’s profits were attributable to the currency sector posting profits while the metals, agriculture, and energy sectors posted losses.

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

July 1, 2012 to September 30, 2012

The Master Fund experienced a net trading profit of $133,186 before brokerage commissions and related fees in the third quarter of 2012. The Fund’s profits were attributable to the metals, currency and energy sector posting profits while agriculture sector posted losses.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period September 30, 2013. The following table also indicates the average, highest and lowest trading Value at Risk associated with the Master Fund’s open positions by market category for the fiscal period September 30, 2012. For the nine month periods ended September 30, 2013 and 2012 the Fund’s and the Master Fund’s, respectively, average month-end Net Asset Value was approximately $49,389,971 and $50,535,195.

September 30, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$1,355,166	2.74%	$2,685,672	$643,179
Currencies	123,345	0.25%	248,315	10,970
Energy	709,787	1.44%	1,661,532	99,575
Metals	728,793	1.48%	1,367,197	12,762

Total	$2,917,091	5.91%	$5,962,716	$766,486

September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,427,017	2.82%	$2,591,255	$590,467
Currencies	874,973	1.73%	1,517,976	446,850
Energy	1,134,105	2.24%	2,055,566	377,075
Metals	1,477,422	2.92%	2,102,338	997,530

Total	$4,913,517	9.71%	$8,267,135	$2,411,922

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

The Fund also has non-trading market risk on approximately 90% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2013. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2013.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of Highbridge Commodities FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-13	$94,575	127,220	$0.7434
Feb-13	160,875	210,020	0.7660
Mar-13	11,700	16,175	0.7233
Apr-13	97,500	136,116	0.7163
May-13	29,250	42,933	0.6813
Jun-13	—	—	0.6496
Jul-13	—	—	0.6232
Aug-13	—	—	0.6242
Sep-13	—	—	0.6384
Oct-13	—	—	0.6235

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-13	$590,000	802,940	$0.7348
Feb-13	506,000	668,781	0.7566
Mar-13	297,000	416,141	0.7137
Apr-13	254,000	359,672	0.7062
May-13	296,000	441,001	0.6712
Jun-13	138,619	216,795	0.6394
Jul-13	25,000	40,790	0.6129
Aug-13	53,000	86,404	0.6134
Sep-13	15,000	23,930	0.6268
Oct-13	—	—	0.6117

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-13	$8,657,000	11,083,088	$0.7811
Feb-13	—	—	0.8058
Mar-13	—	—	0.7618
Apr-13	—	—	0.7554
May-13	—	—	0.7194
Jun-13	—	—	0.6868
Jul-13	—	—	0.6596
Aug-13	249,625	377,362	0.6615
Sep-13	—	—	0.6774
Oct-13	—	—	0.6625

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-13	$16,746,052	22,417,740	$0.7470
Feb-13	3,000	3,897	0.7700
Mar-13	—	—	0.7272
Apr-13	10,000	13,881	0.7204
May-13	—	—	0.6854
Jun-13	1,000	1,529	0.6538
Jul-13	—	—	0.6274
Aug-13	—	—	0.6286
Sep-13	—	—	0.6432
Oct-13	—	—	0.6284

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-13	$535,000	572,376	$0.9347
Feb-13	—	—	0.9643
Mar-13	—	—	0.9117
Apr-13	1,100,000	1,216,814	0.9040
May-13	31,000	36,009	0.8609
Jun-13	—	—	0.8219
Jul-13	—	—	0.7894
Aug-13	—	—	0.7917
Sep-13	—	—	0.8107
Oct-13	—	—	0.7928

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

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:             Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                    Are filed herewith.

Exhibit 101            Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): ( i ) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to  liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHBRIDGE COMMODITIES FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(Manager)

Date: November 14, 2013	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)